Form 10-K
period 2022-12-31
CENNTRO ELECTRIC GROUP Ltd
filed 2023-06-30
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38544

CENNTRO ELECTRIC GROUP LIMITED
(Exact name of registrant as specified in its charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Okerson Road Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 820-6757

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Ordinary Shares	CENN	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of the date of this report, there are 304,449,091 of the registrant’s Ordinary Shares issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $285,558,362 million based upon the closing sale price of $1.51.

CENNTRO ELECTRIC GROUP LIMITED

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

This Annual Report contains our audited consolidated and combined financial statements and related notes as of December 31, 2022 and 2021 and for the fiscal years ended December 31, 2022, and 2021 (“Audited Financial Statements”). Our Audited Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company is subject to the Australian Corporations Act 2001 (Cth) (“Corporations Act”), which requires financial statements be prepared in accordance with Australian Accounting Standards (“AASB”), equivalent to International Financial Reporting Standards (“IFRS”) and audited in accordance with Australian Auditing Standards (“ASAs”). The financial information in this Annual Report (including the information in the Audited Financial Statements) are not financial statements for the purposes of the Corporations Act and is considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory Guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with IFRS. Our combined financial statements as of December 31, 2022 and for the years ended December 31, 2022, and 2021, included in this Annual Report, are the combined financial statements of Cenntro and present periods prior to the closing of the Combination (as defined below). We refer to such financial statement as Cenntro’s “combined financial statements.” References to “dollars,” “$,” “U.S. dollars” and “USD” refer to United States dollars.

Except as otherwise provided, all share and per share information included in this Annual Report gives retroactive effect to our predecessor Naked Brand Group Limited’s (“NBG”) reverse share split, at a ratio of 1-for-15, of the issued and outstanding ordinary shares, no par value (the “Ordinary Shares”) which became effective on December 22, 2021 (the “Reverse Share Split”).

On November 5, 2021, NBG entered into a Stock Purchase Agreement (the “Acquisition Agreement”) with CAG, CAG HK, CAC and CEG, each a wholly owned subsidiary of CAG, setting forth the terms of the Combination. Pursuant to the Acquisition Agreement, NBG purchased from CAG (i) all of the issued and outstanding ordinary shares of CAG HK (the “CAG HK Shares”), (ii) all of the issued and outstanding shares of common stock, par value US$0.001 per share, of CAC (the “CAC Shares”), and (iii) all of the issued and outstanding shares of common stock, par value US$0.01 per share, of CEG (the “CEG Shares” and, together with the CAG HK Shares and the CAC Shares, the “Cenntro Shares,” and such acquisition of the Cenntro Shares, the “Combination”). On December 22, 2021, NBG effected the Reverse Share Split of its Ordinary Shares, at a ratio of 1-for-15. The closing of the Combination occurred on December 30, 2021 (the “Closing”). The aggregate purchase price for the Cenntro Shares was 174,853,546 Ordinary Shares (the “Acquisition Shares”) (as determined in accordance with the Acquisition Agreement and as described below and taking into account the Reverse Share Split) and the assumption of options to purchase an aggregate of 9,225,271 Ordinary Shares under our Cenntro Electric Group Limited Amended and Restated 2016 Incentive Stock Option Plan (the “2016 Plan”).

Immediately after the Closing of the Combination, we changed our name from “Naked Brand Group Limited” to “Cenntro Electric Group Limited,” ("Cenntro”) and the business conducted by Cenntro became the business conducted by the Company. The transaction was accounted for as a reverse recapitalization in which Cenntro was determined to be the accounting acquirer. On December 30, 2021, simultaneously with the Closing of the Combination, NBG divested itself of its business conducted through FOH Online Corp. (“FOH”), formerly a subsidiary of NBG (the “Divestiture”).

Promptly following the Closing, CAG distributed the Acquisition Shares to the holders of its capital stock in accordance with (i) the distribution described in the Acquisition Agreement and (ii) CAG’s Third Amended and Restated Memorandum and Articles of Association (the “Distribution”).

Unless the context specifically states or implies otherwise references in this Annual Report on Form 10-K to “we,” “us,” the “Company”, and “Cenntro” refer to Cenntro Electric Group Limited ACN 619 054 938 and its subsidiaries including:

●	Able2rent GmbH (“Able2rent” when individually referenced), a German company and a 50% subsidiary of Cenntro Automotive Europe GmbH;

●	Avantier Motors Company (“Avantier” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Avantier Motors (Hong Kong) Limited (“Avantier HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Avantier;

●	Cennatic Power, Inc. (“Cennatic” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Cennatic Energy S. de R.L. de C.V. (“Cennatic MX” when individually referenced), a Mexican company and 99% subsidiary of Cennatic and 1% subsidiary of Cenntro Automotive Corporation;

●	Cenntro Automotive Corporation (“CAC” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Cenntro Automotive Europe GmbH (formerly Tropos Motors Europe GmbH or TME) (“CAE” when individually referenced), a German company and wholly-owned subsidiary of Cenntro Electric Group, Inc;

●	Cenntro Automotive S.A.S. (“CA COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Elecautomotiv, S.L. (“CE SPAIN” when individually referenced), a Spanish company and wholly-owned subsidiary of CE EU;

●	Cenntro Electric B.V. (“CE EU” when individually referenced), a Dutch company and wholly-owned subsidiary of Cenntro Electric Group, Inc.;

●	Cenntro Electric CIC, SRL (“CEG DOM” when individually referenced), a Dominican company and 99%-owned subsidiary of Cenntro Automotive Corporation;

●	Cenntro Electric Colombia S.A.S. (“CE COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Electric Group (Europe) GmbH, (formerly Blitz F22-1 GmbH) (“CEG EU” when individually referenced), a German company and wholly-owned subsidiary of Cenntro Electric Group, Inc.;

●	Cenntro Electric Group, Inc. (“CEG” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Cenntro EV Center Italy S.R.L. (“CEV Italy” when individually referenced), an Italian company and a wholly-owned subsidiary of CE EU;

●	Cenntro Automotive Group Limited (“CAG HK” when individually referenced, a Hong Kong company and a wholly owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Hangzhou Ronda Tech Co., Ltd. (“Ronda” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Cenntro Autotech Co., Ltd. (“Autotech” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Hengzhong Tech Co., Ltd. (“Hengzhong Tech” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Shengzhou Cenntro Machinery Co., Ltd. (“Shengzhou Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Simachinery Equipment Limited (“Simachinery Equipment” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Teemak Power Corporation (“Teemak” when individually referenced), Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Teemak Power (Hong Kong) Limited (“Teemak HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Teemak;

●	Zhejiang Cenntro Machinery Co., Ltd. (“Zhejiang Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Zhejiang Sinomachinery Co., Ltd. (“Zhejiang Sinomachinery” when individually referenced), a PRC company and a wholly owned subsidiary of Simachinery Equipment Limited;

●	Jiangsu Tooniu Tech Co., Ltd. (“Tooniu” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Zhejiang Xbean Tech Co. Ltd. (“Zhejiang Xbean” when individually referenced), a PRC company and a wholly owned subsidiary of Zhejiang Sinomachinery Co., Ltd.;

PART I

Item 1.	Business

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2022, we have developed six series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™, Teemak™ and Antric One. We have successfully begun to produce and deliver these models into the global markets

We have also developed and introduced iChassis™: a programmable “smart” chassis that may be controlled by third-party software for various remote controlled or autonomous driving applications. We continue to leverage our technology, vehicle development, and vehicle distribution capabilities with a goal to become a leading provider in the electric commercial vehicle (“ECV”) market. Our greater mission is to provide commercial vehicles that may be powered by sustainable sources while building eco-chains to reduce carbon dioxide for a better environment and quality of life.

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. Although battery pack prices have recently increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors, we anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that by 2024, average prices are expected to fall to below $100/kWh, though such reductions in average price may be delayed due to higher raw material prices in the near term.  By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

In addition to our investment in battery-technology, we have established an asset-light, distributed manufacturing business model through which we may distribute our vehicles in unassembled semi-knockdown vehicle kits (“vehicle kits”) for local assembly in addition to fully assembled vehicles. Some of our vehicle models have a modular design that allows for local assembly in micro factory facilities that require less capital investment. We manufacture our own vehicle kits for the Metro® in our facilities in China and leverage the economies of scale of and the supply-chain availability in China to manufacture vehicle kits and fully assembled vehicles in our assembly plants in United States and Germany. We believe our distributed manufacturing methodology allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. With building our own distribution and service infrastructure, we have begun the process of shifting the manufacturing of our vehicle kits and in some cases fully assembled vehicles to third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembling in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local dealers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Jacksonville, Florida and Freehold, New Jersey. We are also in the of process establishing additional assembly facility in Ontario, California. Additionally, we expect that our acquisition of CAE (f.k.a. TME) in 2023 will further expand our local assembly capacity in the European Union for production of our European ECV models, including the Teemak™ series, Antric products, in addition to the Metro®.

Corporate Structure and History

Cenntro was incorporated in Australia on May 11, 2017, under the Australian Corporations Act 2001 (Cth) (the “Corporations Act”) with company registration number ACN 619 054 938, as an Australian public company limited by shares. Our principal executive offices are located at 501 Okerson Road, Freehold, New Jersey, 07728, and our telephone number is (732) 820-6757. Our current registered office and current principal place of business in Australia are located at MinterEllison, Level 40, Governor Macquarie Tower, 1 Farrer Place, Sydney NSW 2000, Australia. Our website address is www.cenntroauto.com.

Cenntro is a holding company incorporated in Australia and headquartered in New Jersey. As a holding company with no material operations of its own, Cenntro Electric Group Limited ACN 619 054 938 conducts operations through its subsidiaries in the United States, Europe, Mexico, Hong Kong, the Dominican Republic, and in the People’s Republic of China, which we refer to as the PRC or China.

On November 5, 2021, our predecessor NBG entered into an Acquisition Agreement with CAG to effect the Closing of the Combination which occurred on December 30, 2021, whereby NBG purchased the Cenntro Shares to effect the Combination with the Acquisition Shares serving as good and valuable consideration. Immediately after the Closing of the Combination, we changed our name from “Naked Brand Group Limited” to “Cenntro Electric Group Limited”.

Prior to June 30, 2022, the Company historically qualified as a ‘foreign private issuer’ for purposes of reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filing registration statements under the Securities Act of 1933, as amended (the “Securities Act”). As of June 30, 2022, or the end of the Company’s second fiscal quarter in 2022, the Company ceased to qualify as a “foreign private issuer” as defined in Rule 405 under the Securities Act and Rule 3b-4 under the Exchange Act. Accordingly, effective as of January 1, 2023, the Company became obligated to file reports with the SEC as a “domestic issuer” under the Securities Act.

The following diagram illustrates our current corporate structure as of the date of this report:

On March 22, 2013, Cenntro Motor Corporation (“CMC”) was registered in the State of Delaware.  Mr. Peter Wang was the founder and sole director of CMC.  CMC conducted business to design and develop electric utility vehicles.

On January 28, 2014, Cenntro Automotives Group Limited (“CAG BVI”) was formed in British Virgin Islands to conduct electric vehicle related business worldwide outside of U.S.A. On January 29, 2014, CAG BVI acquired CMC. CMC changed its name from “Cenntro Motor Corporation” to “Cenntro Motors Corporation” on August 5, 2014, and further changed from “Cenntro Motors Corporation” to “Cenntro Automotive Corporation” (“CAC”) on October 7, 2014.

On July 20, 2015, CAG BVI acquired Sinomachinery Equipment Limited, a Hong Kong corporation with its manufacturing subsidiary in PRC, Zhejiang Sinomachinery Co., Ltd. (“Zhejiang Sinomachinery”). Sinomachinery Equipment Limited was renamed Simachinery Equipment Limited on November 2, 2015. Zhejiang Sinomachinery registered Zhejiang Xbean Tech Co. Ltd. in PRC on December 28, 2016.

On August 22, 2014, Cenntro Motors Group Limited was formed in Cayman Islands, which was renamed as Cenntro Automotive Group Limited (“CAG Cayman”) on October 15, 2014.

On February 15, 2016, CAG Cayman formed its subsidiary, Cenntro Automotive (Hong Kong) Limited (“CAG HK”) in Hong Kong. On March 2, 2016, CAG HK changed its name to “Cenntro Automotive Group Limited”. Subsequently CAG HK took over all Hong Kong and mainland China subsidiaries of CAG Cayman.

On May 6, 2015, CAG HK registered Hangzhou Cenntro Autotech Co., Ltd. (“Autotech”) in PRC.

On May 26, 2016, CAG Cayman merged with CAG BVI and CAG Cayman being the surviving entity.  After the merger, all shareholders of CAG BVI automatically became the shareholders of CAG Cayman and the percentage of ownership unchanged. CAG Cayman inherited and took over all existing rights, assets and liabilities of CAG BVI. Subsequently CAG BVI was closed and cancelled. CAG Cayman became the controlling parent company to continue carrying out the business plan and operations.

In August 2016, Autotech acquired 100% equity interest of Hangzhou Hengzhong Tech Co., Ltd. (“Hengzhong Tech”) in PRC.

On June 5, 2017, CAG HK registered Hangzhou Ronda Tech Co., Ltd. (“Ronda”) in PRC.

In January 2018, Autotech acquired 100% equity interest of Shengzhou Cenntro Machinery Co., Ltd. (“Shengzhou Machinery”) in PRC.

On December 19, 2018, CAG HK registered Zhejiang Tooniu Tech Co., Ltd. (“Tooniu”) in PRC, which was relocated and renamed Jiangsu Tooniu Tech Co., Ltd. on November 24, 2022.

On January 20, 2021, CAG HK registered Zhejiang Cenntro Machinery Co., Ltd. (“Zhejiang Machinery”) in PRC to take over and replace Shengzhou Machinery, which is now dormant.

On March 3, 2022, Cenntro Electric Group, Inc. (CEGI) acquired 100% shares of Blitz F22-1 GmbH, a shell company registered on January 13, 2022 in Germany, and then renamed it Cenntro Electric Group (Europe) GmbH.

On March 23, 2022, CEGI acquired 65% of equity interest in Tropos Motors Europe GmbH (“TME”), a wholly owned subsidiary of Mosolf, and renamed TME to Cenntro Automotive Europe GmbH (“CAE”). On January 31, 2023, CEGI further acquired from Mosolf the remaining 35% equity interest in CAE.

On May 23, 2022, we dissolved both of our previously dormant Nevada subsidiaries Naked Brand Group, Inc. and Naked Inc.

On June 8, 2022, Cennatic Power, Inc. ("Cennatic”) was incorporated under the laws of the state of Delaware as a wholly-owned subsidiary of Cenntro Automotive Corporation. Cennatic in turn incorporated Cennatic Energy, S. DE R.L. DE C.V. in Mexico on August 24, 2022. Cenntro Automotive Corporation later transferred all shares in Cennatic Power to Cenntro Electric Group, Inc. on September 30, 2022.

On November 30, 2022, CAC set up a 99% subsidiary Cenntro Electric CICS, S.R.L. in Dominican Republic.

On December 12, 2022, CEGI incorporated its fully subsidiary Cenntro Electric B.V. (“CEBV”) in the Netherlands. CEBV further established a wholly-owned subsidiary in Turkey named Cenntro Elektromobilite Araçlar A.Ş on February 21, 2023.

On January 16, 2023, CAC incorporated its wholly-owned subsidiary Cenntro Automotive S.A.S. in Colombia.

On January 31, 2023, CEGI incorporated its wholly-owned subsidiary Teemak Power Corporation in the state of Delaware. On May 17, 2023, Teemak formed its wholly-owned subsidiary Teemak Power (Hong Kong) Limited in Hong Kong.

On February 14, 2023, CEGI acquired all shares of Avantier Motors Corporation, a company incorporated on November 17, 2017, in the state of Delaware. Avantier has not been operating since incorporation. On March 13, 2023, Avantier formed its wholly-owned subsidiary Avantier HK in Hong Kong.

On March 29, 2023, CAC incorporated its wholly-owned subsidiary Cenntro Electric Colombia S.A.S. in Colombia.

On May 8, 2023, CEBV established a wholly-owned subsidiary in Italy named Cenntro EV Center Italy S.R.L.

On May 19, 2023, CEBV acquired 100% of equity interest in Cenntro Elecautomotiv, S.L. in Spain from an individual Don Yong Wang.

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), if the Public Company Accounting Oversight Board (the “PCAOB”), is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 (the “Determination Report”) which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the Determination Report identified the specific registered public accounting firms which are subject to these determinations. On December 23, 2022, United States Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. If trading in our Ordinary Shares is prohibited under the HFCA Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, Nasdaq may determine to delist our Ordinary Shares.

On August 26, 2022, the PCAOB signed the SOP Agreements with the CSRC and China’s Ministry of Finance. The SOP Agreements established a specific, accountable framework to make possible complete inspections and investigations by the PCAOB of audit firms based in mainland China and Hong Kong, as required under U.S. law.

On December 15, 2022, the PCAOB announced its completion of inspections and investigations of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022. Accordingly, the PCAOB vacated its Determination Report. As a result, we do not expect to be identified as a “Commission-Identified Issuer” under the HFCAA for the fiscal year ended December 31, 2022, after we file our annual report on Form 10-K for such fiscal year. However, whether the PCAOB will continue to conduct inspections and investigations of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely to its satisfaction is subject to uncertainty and depends on several factors out of our, and our auditor’s, control. Such factors include positions taken by authorities of the PRC. We expect the PCAOB will continue to demand complete access to inspections and investigations to accounting firms headquartered in mainland China and Hong Kong in the future and the PCAOB has stated that it has made plans to resume regular inspections in early 2023 and beyond.

 Under the HFCAA, the PCAOB is required to make its determination on an annual basis with regards to its ability to fully inspect and investigate accounting firms based in mainland China and Hong Kong. The possibility of being a “Commission-Identified Issuer” under the HFCAA and risk of delisting could continue to adversely affect the trading price of our securities. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, the PCAOB will issue new determinations under the HFCAA as and when appropriate.

Our current auditor, Guangzhou Good Faith CPA LTD (“Good Faith”,), the independent registered public accounting firm that issues the audit report included in this annual report on Form 10-K, as a firm registered with the PCAOB (PCAOB ID:2729), is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Good Faith, whose audit report is included in this report, is headquartered in Guangzhou, China. While our auditor is based in the PRC and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading of our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and is making plans to resume regular inspections in early 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act, if needed.

Transfers of Cash to and from Our Subsidiaries

Cash transfers through the Company since inception are primarily attributed to: 1) capital contribution from the Cenntro Electric Group Limited (“CEGL”) to its subsidiaries; 2) shareholder loans from CEGL to its subsidiaries; or 3) payment from one group company to another through intercompany transactions. During the year ended December 31, 2022, the total material cash transfer of other assets within the organization was approximately USD 44.5 million. The transfer consisted of approximately $12.0 million loan from CEGL, to Cenntro Automotive Group Limited, a wholly owned Hong Kong subsidiary (“CAGHK"), and approximately $7.0 million loan to Cenntro Automotive Corporation, a wholly owned Delaware subsidiary (“CAC”). There was no cash amount transferred from the operating subsidiaries to the holding companies during the year 2022 in the form of loans, advances, or dividends. As of the date of this filing, none of our operating subsidiaries have made any dividend or distributions to the holding company or through the intermediate holding companies, or to investors including U.S. investors.

Our subsidiaries are permitted to pay dividends to us only out of their accumulated profits. Additionally, each of our subsidiaries in the PRC must make appropriations from after-tax profit to a statutory surplus reserve fund. The reserve fund requires an annual appropriation of 10% of after-tax profit (determined under accounting principles generally accepted in the PRC at each year-end) after offsetting accumulated losses from prior years until such reserve reaches 50% of the subsidiary’s registered capital. The reserve fund can only be used to increase the registered capital and eliminate further losses of the respective companies under PRC regulations. These reserves are not distributable as cash dividends, loans or advances. A PRC company cannot distribute any profits until any losses from the prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were approximately $71.6 million, or 35.7% of the Company’s total consolidated net assets as of December 31, 2022.

In addition, under the regulations of the State Administration of Foreign Exchange of the PRC (“SAFE”), Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments, and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Our Industry

The EV Market

According to a January 2022 report by Allied Market Research, the global EV market was valued at approximately $163.01 billion in 2020 and is projected to reach approximately $823.75 billion by 2030, representing a compound annual growth rate of 18.2% from 2021 to 2030. Factors such as increases in demand for fuel-efficient, high-performance and low-emission vehicles, along with stringent government rules and regulations toward vehicle emissions are expected to drive the growth of the electric vehicle market.

Many governments around the world, including the United States, China, Germany, and various other European countries, are regulating vehicle emissions and fuel economy standards and offering incentives to commercial and government operators to purchase more energy efficient vehicles. The mitigation of greenhouse gas emissions from ICE vehicles is an integral part of various nations’ strategies to meet the objectives of the 2015 Paris Agreement, which the United States rejoined in February 2021. As of the date of this report, over 25 countries have made announcements regarding their intention to phase out ICE vehicles include the following:

•	China: End production and sales of ICE vehicles by 2040;

•	France: Ban the sale of ICE cars by 2040;

•	Germany: No registration of ICE vehicles by 2030 (passed by legislature); cities can ban diesel cars;

•	India: Official target of no new ICE vehicles sold after 2030; Incentive program in place for EV sales;

•	Japan: Incentive program in place for EV sales; and

•	United Kingdom: Ban the sale of new ICE cars starting in 2030.

In the United States, the Biden administration announced plans to put the United States on a path to achieve net-zero emissions, economy-wide, by no later than 2050. Several states in the United States have also announced the ban of new ICE vehicles including California by 2030 and New York by 2035. In 2021, President Biden signed an executive order that mandates the replacement of all civilian federal vehicles, over 600,000 vehicles, with U.S.-made clean and zero-emission vans, trucks and passenger vehicles. The Biden administration has also announced a goal of building more than 500,000 EV chargers across the United States and has expressed its support for an expansion of federal tax credits and incentives targeted at EVs and EV manufacturing. In August 2021, the Biden Administration announced that it had set the goal for half of all new vehicles to be electric by 2030, as part of a plan that also includes construction of a nationwide network of charging stations and various financial incentives to consumers and auto industry companies. In November 2021, President Biden signed the $1.2 trillion bipartisan infrastructure bill into law, which bill includes $7.5 billion for electric vehicle charging infrastructure, $3 billion to support the domestic battery material processing industry and $3 billion to support the development of domestic battery manufacturing and recycling facilities. We believe the Biden administration’s strong support for EVs and renewables will encourage an even more rapid shift from ICEs to EVs in the United States, particularly in the commercial vehicle market. In August 2022, the Inflation reduction Act was signed into law marking the most significant action the U.S. Congress has taken to invest in clean energy and climate change. The Inflation Reduction Act, among other actions includes a federal tax credit for up to 30% of the sales price for commercial EVs. The Inflation Reduction Act also allocates significant incentive funds under the Diesel Emission Reduction Act program for use in the commercial EV market. Further, in February 2023, the Biden Administration announced the latest set of actions aimed at further enhancing the U.S. EV Charging Infrastructure network.

Incentive programs and new regulations affecting passenger and commercial vehicles vary by country. However, there is strong sentiment to reduce global greenhouse gas emissions from leading governments. For heavy-duty vehicles, the European Union mandated a 15% reduction in CO2 emissions (from 2019 levels) by 2025 and a 30% reduction target (from 2019 levels) by 2030. Also, by 2025, manufacturers will be required to ensure that at least a 2% market share of the sales of new vehicles is made up of zero-and-low-emission vehicles to counteract steadily increasing road traffic emissions. For light-duty vehicles, the European Union has mandated a 15% reduction in CO2 emissions by 2025 and a 31% reduction target by 2030. The European Union may impose financial penalties on vehicle manufacturers for failure to achieve certain CO2 emission targets imposed on such manufacturers, with such penalties scaling upward based on the level of CO2 emission exceedance for their vehicles. We believe that increasing government regulations and incentives, together with shifting consumer preferences, will encourage significant growth in the market for ECVs.

Last-mile Delivery and City Services

The last-mile delivery market in the United States and the European Union is quickly expanding, driven by the rapid growth in the e-commerce industry resulting from consumer preference for faster deliveries, significant increases in online purchases resulting from COVID-19 and governmental focus on low emission urban logistics models. We believe consumer behavior will accelerate the online transformation of retail businesses and the expected need for efficient last-mile delivery ECVs.

We believe there is a growing sustainability trend among companies to reduce their carbon footprint and incorporate ECVs into their commercial delivery fleets. A number of well-established companies, such as Amazon, FedEx, UPS and Walmart, have made announcements about their intentions to reduce CO2 emissions and/or become carbon-neutral by a specified future date. A number of these companies have committed to purchase large quantities of ECVs (some of which are not yet commercially available) to transition their fleets over the next several years, with a focus on enhancing their last-mile delivery services, as well as lowering their operating costs, all while reducing their carbon footprint.

Our Products

As an electric commercial vehicle (“ECV”) provider, we have developed a full line of vehicle models to meet the market demand and fit various commercial needs and applications. As of the date of this report, we offer seven series of commercial vehicle models that are ready to be sold on the global markets.

The Metro®

The Metro® is a customizable ECV used in commercial applications such as city services (i.e., street cleaners, firetrucks and garbage trucks) and last-mile delivery. The Metro® was “born electric,” meaning that, unlike many other ECVs that are converted from existing ICE designs, the Metro® was purpose-built from inception to be highly energy efficient and providing for a greater range, implementing a number of proprietary design elements, including a lightweight structure and efficient power system.

The Metro® chassis is designed with a unique cab-forward feature. By moving the cab of the Metro® forward over the front wheels, we have been able to increase its cargo volume ratio and decrease the cost of materials used in its manufacturing. In addition, the chassis of the Metro® has been designed to support a variety of fittings, allowing the vehicle to be used for a number of different applications, which we believe is a feature rarely offered by other ECV manufacturers and gives us the opportunity to market the Metro® to a wider array of potential end-users. We believe our lightweight chassis structure and cab-forward design of the Metro® enable greater payload and cargo volume with lower vehicle weight and smaller vehicle size, compared to other like-size ECVs. Our modular vehicle design enables us to manufacture a wide range of variations of Metro® models around a uniform chassis structure.

The Metro® complies with all applicable vehicle safety standards related to light-duty commercial vehicles in North America and the Asian and European countries in which it is sold. The Metro® has passed N1 homologation requirements in Asia. We have obtained EU Small Series Type Approval for our new model of the Metro® under N1 vehicle classification, which includes an annual sales limitation of 1,500 units into the European Union market. In the United States, the Metro® qualifies as a Neighborhood Electric Vehicle (an “NEV”) with low-speed modifications, and, as a result, is not required to pass the United States high speed front-end impact test. NEVs are built to have a top speed of 25 miles per hour (40 km/h) and have a maximum loaded weight of 3,000 lbs. (1,400 kgs) and are classified by the United States Department of Transportation as low-speed vehicles. This qualification generally limits the Metro® to roads with posted maximum speed limits of 35 miles per hour (56 km/h). Under the EU Small Series N1 Type Approval, the Metro® does not have comparable speed limitations in the European Union.

Logistar™ Series

Logistar™ Series are the vehicles for on-road applications with the gross vehicle weight rate (“GVWR”) under 19,500 lbs. It consists of Logistar 100 (LS100), Logistar 200 (LS200), Logistar 260 (LS260), Logistar 300 (LS300), and Logistar 400 (LS400). LS100, LS200, and LS260 meet with European Union regulatory requirement and are mainly targeted for European markets, and LS300 and LS400 meet with U.S. regulatory requirements and are mainly targeted for North American markets.

The Logistar™ 400 is a medium-duty electric commercial truck designed to meet the delivery requirements of tier 1 logistics companies as well as upfitters. The Logistar™ 400 is a U.S. Class 4 (over 14,000 lbs.) truck under U.S. truck classification. It can be configured as a delivery van or a shuttle bus or equipped with a cargo box or a truck bed. In addition, the Logistar™ 400 can be upfitted for different applications of city service, such as a vending truck, fire truck, garbage truck and repair truck. We expect that the most common use of the Logistar™ 400 will be for intra-city delivery. The Logistar™ 400 has a cargo volume that is over three times the cargo volume of the Metro® and a payload capacity more than seven times the payload capacity of the Metro®. As of the date of this report, the homologation status of the Logistar™ 400 has been completed. On June 23, we received certification for our LS400 by the California Air Resources Board (“CARB”) as a zero-emission vehicle in the state of California. The certification is awarded to vehicle manufacturers who meet specific emissions standards in compliance with California Air Resources Board (“CARB”) regulations. In December 2022, the LS400 previously received its certificate of conformity from the United States Environmental Protection Agency (“EPA”). Because we received credentials from both CARB and the EPA, we can now sell our LS400 in every state throughout the U.S.

We have also designed the Logistar™ 200, a multi-purpose vehicle customized for transporting light goods specifically for the EU market. The Logistar™ 200 is designed to qualify as an N1 category truck in the European Union and is available in three models: (i) as a van, (ii) as a flat-bed truck, and (iii) as a cargo truck. Each of the three models is specialized for last-mile delivery, city delivery and city services. We completed homologation of the Logistar™ 200 in the European Union in January 2022 and it is commercially available in the EU market, and countries that adopt EU vehicle homologations.

The Logistar™ 260, or LS 260, is positioned above the Logistar 200 and defines a new size in the van segment. With dimensions of 5.50 meters long, 1.85 meters wide and a height of 2 meters, the LS 260 offers a cargo space of 7.5 cubic meters or 265 cubic feet, two side loading doors and convenient rear doors with a loading opening of up to 270°. The load volume, payload and range of the Logistar™ 260 will be targeted for a wide range of applications in the trades, couriers, express and parcel services, logistics solutions, and facility management.  As of the date of this report, the LS 260 passed all homologation tests in accordance with European Union (EU) standards and requirements and receive EU type approval.

The Logistar™ 100, or LS 100, is a versatile, compact light cargo van purpose-built to serve diverse commercial applications, especially in population-dense urban areas. The vehicle has a range of 74 miles (118 kilometers) (WLTP), 1151 lbs. (525 kg) of payload, and a cargo capacity of 73.3 cubic feet (2 cubic meters). The combination of its cargo space and multiple entry points at the side and rear of the vehicle makes the LS100 ideal for multiple applications, including package delivery, trade and maintenance services, hospitality, and catering. The LS100 completed all homologation tests in compliance with the standards and requirements of the European Union (EU) in July and received type approval from the EU in August. As a result, and as of the date of this report, the LS100 is eligible for sale in all 27 EU member states and other countries that adopt EU vehicle homologation standards.

In January 2023, we introduced the Logistar™ 300 (LS300) in a full-size van segment. The LS 300 sets a new benchmark for all electric commercial work trucks. This model boasts 370 cubic feet of storage space and a payload of 3307 lbs. along with a range of 270 miles. The vehicle will also be made available either as a van or as cab chassis that may be customized.

LogiMax Series

The LogiMax Series includes vehicle models of U.S. Class 8 with GVWR over 26,000 lbs. There are two vehicle models within this series which include: the LogiMax 800 (LM800) and LogiMax 864H (LM864H). The LM800 is powered by electricity while the LM864H is hybrid model powered either by electricity or hydrogen. We are in the process of ensuring that both the LM800 and LM864H will meet U.S. regulatory requirements for North American markets.

The LogiMax 864M (LM864H) is a 6x4 semi-tractor hydrogen fuel cells. The LMH864 has a total weight of 25 tons and is designed for short- and long-haul applications. The semi-tractor’s electric motors are fully powered by high-efficiency sustainable hydrogen fuel cells with eight 210-liter banks that convert hydrogen into electric power by combining it with oxygen, producing only water as byproduct. Additionally, the LMH864 has an operational range and refueling time comparable to many diesel trucks making it suitable for longer distances and heavy, energy-intensive responsibilities in areas where battery charging is limited. The LMH864 represents an additional zero emissions product choice from Cenntro that is performance-heavy despite also being a sustainable vehicle. As of the date of this report, we expect the LMH864 to be available for commercial use in late 2023 pending homologation. As of the date of this report, we intend to launch initial sales of the LM864H in North America and Europe.

Teemak™ Series

Our Teemak™ Series includes two vehicle models, The Teemak™ and Teemak™ TB. The Teemak™ is designed for off-road applications for utility or leisure use. The Teemak™ TB is designed for agricultural and forestry uses and currently meets all EU vehicle type regulatory requirements.

Avantier™ Series

The Avantier™ Series are our micro ECV models. This series includes two vehicle models, the Avantier™ c and the Avantier™ α. They are smaller in size and are purpose-build for dense urban uses. The Avantier™ c is a two-seater while Avantier™ α is a four-seater ECV.

Antric One

The Antic One is a cargo bike designed for last mile city logistics. It is especially designed for- and useful in-narrow city streets and pedestrian zones. One unique selling proposition for the Antic One compared to other vehicles is, that the Antic One is a cargo-bike. Thus, no driver’s license is required to operate it and the Antic One is permitted to use bike lanes, what makes the vehicle particularly agile in dense city centers. Another advantage includes the Antic One’s exchangeable batteries. A battery-swap for the Antic One takes less than a minute and each swap enables the driver to ride for approximately 50 km. Compared to other cargo bikes the Antric One has a robust construction, cargo volume and payload (>2m3 volume, 270kg payload in the container). The production for Antic One began in November 2022. By August 2023 we estimate the production of the advanced version of the Antric One will commence. We intend for the advanced version to be less expensive to produce while maintaining its high quality. We intend to include new features to this second generation Antic One that will make riding easier and more comfortable.

Cenntro iChassis™

As a technology leader, we developed Cenntro iChassis™, which was previously referred to as the ePortee™, an open-platform and programmable (‘smart’) chassis product. The iChassis™ is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles.

Through our advancements in vehicle digitization and digital control (‘drive-by-wire’) capabilities, we commercially launched this product as an industry pioneer. The Cenntro iChassis™ allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to permit vehicles based on the programmable chassis to be driven autonomously. We sold three iChassis in 2022.

Our Product Development and Manufacturing Process

Our capability of vehicle development is at the core of what we believe positions us to effectively compete in the ECV market. Since inception in 2013 through December 31, 2022, we have spent approximately $81.5 million in research and development activities related to our operations, developing various technologies and products, including the following:

Vehicle Development

We have allocated resources and efforts for vehicles that we believe the market demands. We have developed eight vehicle models: Metro®, LS100, LS200, LS260, LS300, LS400, Teemak™, and Avantier™. In addition we have introduced our LM864H hydrogen fuel-cell powered semi-tractor. Moreover, we are in the process of developing the LS450 (class 4) and LM800 (class 8) electric vehicle models for the US market . We believe successful vehicle development will put us in a position to become a leading ECV provider who offers a full line of electric and hydrogen powered commercial vehicles.

Vehicle Charger Development

We have developed level 2 AC chargers (7kw/10kw) and level 3 DC chargers (120kw), which have received EU CE and US ETL certificates. These chargers will support the charge of the vehicles that we sell to our customers as well as the vehicles that are made by other auto manufacturers as long as they meet the EU (Mennekes/CCS2) and USA (J1772/CCS1) standards.

Electric vehicle chargers are essential for ECV users to charge their ECV for daily use. Many ECV users require to install their own charging stations instead of relying on public charge stations. It would be more convenient and more practical if our customers could purchase their vehicle chargers directly from us when they buy ECVs from us. It will be guaranteed that the charger will work with our vehicle seamlessly.

Manufacturing

We have established an asset-light manufacturing business model under both a distributed manufacturing model and original equipment manufacturing (“OEM”) model.  Our distributed manufacturing model focuses on the production of semi-knock down vehicle kits from our centralized manufacturing facilities which are then distributed for local final assembly. Alternatively, we work with tier-one automakers under our OEM model who produce completed vehicles for us that meet our design and specifications.

Under our distributed manufacturing model, some of our vehicle models have a modular design that allows for local assembly in small factory facilities which require less capital investment. We manufacture our own vehicle kits in our facilities in China where we leverage the economies of scale coupled with our matured supply-chain to efficiently manufacture vehicle kits.

Under our OEM manufacturing model, we contracted well established third-party automobile manufacturers, such as Dongfeng Motors Corporation, Chery, and Beijing Auto, to manufacture vehicle kits and completed vehicles for us. In some cases, we provide technology and vehicle modules to the OEM contractors.

We believe our distributed manufacturing and OEM manufacturing methodologies allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

As of the date of this report, we have established and built six manufacturing and assembly facilities, Jacksonville and Freehold in United States, Changxing and Yangzhong in China, Herne in Germany, and Monterrey in Mexico.

Our Distribution and Service Infrastructure

Up until approximately December 31, 2021, we outsourced the vast majority of the marketing and sales of our vehicles to third party “channel partners” and relied substantially on private label channel partners to assemble the ECVs from vehicle kits that we manufactured in our China-based facilities. Our relationships with such third parties, our “channel partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. We believe a wholly owned distribution and service infrastructure is very important to an automobile manufacturer, and we have decided to build our own distribution and service infrastructure after we secured sufficient capital from the last reversed merging transaction. We are currently in the process of establishing our own distribution and service infrastructure.

To do so, we have invested in our own distribution and service infrastructure network which consists of regional electric vehicle centers (“EV Centers”), local dealers, and local service providers. Our regional EV Centers are Cenntro wholly-owned subsidiaries, which sign up local dealers and service providers to become Cenntro dealers and Cenntro service providers. By establishing these local dealers and service networks regionally around our EV Centers, we will more seamlessly handle local sales and provide local services. Aside from developing local dealers and service providers and maintaining good relationships with them, our regional EV Center will also handle regional corporate users, such as national fleets. As of December 31, 2022, we have established seven EV Centers in Dusseldorf, Germany, Barcelona, Spain, Casablanca, Morocco, Hangzhou, China, Santo Domingo, Dominican Republic, Jacksonville and Freehold, USA.

Our Parts Distribution System (“PARDISYS”)

We believe an effective and efficient parts distribution system is important for vehicle after-market support and customer satisfaction. Therefore, we have invested resources and are in processing of building a cloud-based parts distribution system. This cloud-based parts distribution system will allow us to provide and timely deliver our spare parts to our service providers and customers globally. The cloud-based system will also keep our parts inventory leaner and more responsive in order to better manage our working capital more efficiently.

In order to satisfy that goal, we established two production-side parts warehouse in Changxing, China and Yangzhong, China which store our produced parts that can be locally sourced on a global scale. Our warehouses can send the parts globally in response to orders from our website that customers can place. Based on the local demand data, our cloud-based parts distribution system will make determinations on when to send certain parts from production-site warehouses to remote warehouses for quicker local delivery. As of December 31, 2022, we have established four remote parts warehouses in Dusseldorf in Germany, Barcelona in Spain, and Freehold, New Jersey and Jacksonville, Florida.

Our Battery Technology and Production

One of the key components in the EV industry is the battery.  The battery is a key differentiator not just because of associated costs of manufacturing it, but because of technological investments needed to extend the range and safety of EV operation.

To that end, we have developed  technology for an advanced lithium iron phosphate (“LFP”) battery that will be safer while lowering overall cost, and providing a longer battery life. Our advanced LFP battery technology will provide EVs a large power output that is fast charging without causing damage the battery. With a large battery cell capacity, it can support both commercial vehicles and  the need for large capacity power storages. In order to build out this LFP battery we  use lithium iron phosphate (LiFePO4) as cathode, graphite as anode, and a proprietary electrolyte. We have purchased the battery production line, that is designed and made by a third-party equipment designer and manufacture from China to our specifications.

We have established a battery manufacturing facility in Monterrey, Mexico to produce our advanced LFP battery, and as of the date of this report, we are waiting for the installation of purposely built production lines.

Sales and Marketing

We believe that the quality and reputation of our products and our distribution and service infrastructure  will support the company’s goals to retain and attract new customers.

We distribute and sell our products to our end-customers through our wholly-owned  EV Centers and through our network of Cenntro dealers and distributors. Previously, Cenntro sold its products through a channel partner network which enabled each partner to distribute products under respective private labels. While this model offered benefits of leveraging sales through each partners customer network; are partners ‘white labeled’ our vehicles which diluted our brand value and placed too much of Cenntro’s reliance in each channel partner’s ability to conduct marketing in order to drive sales. With the expansion of our product lines, our ECV distribution model required a shift from strict reliance on channel partners to a hybrid model that utilizes both select channel partners and combines direct sales with established regional dealers and branded EV Centers

Under a strictly channel partner distribution model, we had little control over sales and quality.  Through our EV Center model, we will have better assurance of our product quality, reduce our overhead, improve customer satisfaction and enhance our brand recognition.  Furthermore, our EV Center model will allow us to distribute our products directly in US as well as through established dealers and resellers.

This hybrid model will enable the company to scale to meet demand, provide enhance control of the marketing and sales of its products, and parts support. Our EV Centers have become the hub for distribution and provide marketing, technical training, logistical, and after-market support to Cenntro’s regional dealers, strategic partners and customers. Further, Cenntro’s EV Centers work with well-established commercial vehicles dealers to build out and scale markets. We believe this hybrid model will serve us and our customers to improve customer satisfaction and enhance our brand recognition.

The Company’s distribution and service infrastructure also includes the development of a cloud-based parts distribution system as a global spare parts fulfillment system. This system will enhance the after-sales spare parts support for our appointed service providers as well as our enterprise customers in servicing our commercial electric vehicles.

Over the past year, Cenntro has significantly scaled its EV Center growth.  In 2022 Cenntro added six EV Centers to our global distribution system. Our first EV Center was in Dusseldorf, Germany. By the end of 2022, we opened additional EV Centers in Spain, Italy, Poland, Turkey, Morocco, and the Dominican Republic. In 2023, Cenntro opened two United States based EV Centers in Jacksonville, Florida and Freehold, NJ.   We expect Cenntro’s EV centers will support our distribution and sales goals,, better align our supply with demand, add capacity for scale, stability, and reduced logistics costs. To achieve our sales and marketing goals, Cenntro is leveraging advanced cloud-based distribution technologies to move parts through our centers efficiently and accurately to better serve our global customers. As of the date of this report our nine EV Centers are located in Dusseldorf, Germany, Barcelona, Spain, Warsaw, Poland, Budapest, Hungary, Casablanca, Morocco, Istanbul, Turkey, Santo Domingo, Dominican Republic, Jacksonville, Florida and Freehold, New Jersey.

In key strategic markets, including Japan, the Company has maintained channel partners relationships. For example, the company’s Japanese channel partner HW Electro, has established deep relationships with renowned companies in Japan’s transportation and logistics sector. This channel partner has in turn represented and sold our brand and the company’s product line allowing Cenntro’s EVCs to gain early market share.

Suppliers and Customers

Our Integrated Supply Chain

We have invested significant time and resources in developing a supply chain capable of providing all of the components and materials necessary to manufacture our ECVs. Our integrated supply chain is comprised of over 300 suppliers located in China and various other countries. Our vehicle designs share many of the same component parts, including the battery module, battery control, motor control and vehicle control, allowing us to achieve significant cost efficiencies in our supply chain. Generally, our suppliers undergo rigorous testing before we onboard them as a supplier, including quality and process auditing, product verification, regulatory compliance and reliability testing. Our suppliers must demonstrate that they can consistently deliver their specialized parts on time, while meeting our quality and product specifications. Many of our components are based on Cenntro-developed designs, and our suppliers are contractually restricted from selling our customized components to any third parties unless we discontinue our purchases from such suppliers.

Currently, materials and components for our Metro® are shipped to our Changxing facilities where we manufacture key components for and vehicle kits of our Metro® model and integrate vehicle kits for assembly and shipment. Components for our new ECV models are shipped directly to our assembly and manufacturing sites that fully assemble vehicles for their local markets. Since substantially all of our manufacturing to date has been conducted in China (through both our facilities and those of our manufacturing partners), sourcing our components in China has been more cost-effective than sourcing components outside of China, and we believe it has reduced risks arising from shipping delays and importing inefficiencies.

In the long-term, through our deep supply chain development know-how, we plan to geographically expand our supply chain to support our planned growth. More specifically, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts from China. We believe we can reduce the overall cost of ECV assembly by shifting to a “merge in transit” model, whereby component shipments from suppliers, including local market suppliers, are consolidated at our local assembly facilities for final ECV assembly.

Historically, we have generally obtained components from multiple sources whenever possible, similar to other automotive manufacturers. However, a small number of components used in our ECVs are purchased from a single-source, which we refer to as our single-source suppliers. For example, while several sources for the airbag module in the Metro® are available, we currently have only one supplier for this component. We generally do not maintain long-term agreements with our single-source suppliers. The vast majority of our components have alternative sources and we do not anticipate that finding qualified alternative sources for any particular component, including single-source supplier components, will be a material concern. For our new ECV models, we anticipate that in the short term, we will source substantially all components from single-source suppliers due to volume limitations and efficiency concerns.

We use various raw materials in our business including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel and cobalt, as well as key component inputs such as semiconductors. The prices for these raw materials and key components fluctuate depending on market conditions and global demand. We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our manufacturing and supply requirements. There are always risks and uncertainties, however, with respect to the supply of raw materials that could impact their availability in sufficient quantities or reasonable prices to meet our needs. For example, beginning in late 2020, the automotive industry has been subject to a shortage of semiconductors due to a spike in demand and a series of supply chain issues relating to COVID-19.

We are currently implementing an industry standard SAP Hana/R4 Enterprise Resource Planning and Parts Distribution (“ERP”) system to replace our previous ERP system to be the Company’s global ERP operating platform.  The implementation is anticipated to be complete by the first quarter of 2024.

Our Growth Strategy

We intend to be a leading global designer, developer and manufacturer of a full range of ECVs from electric light models to and heavy-duty ECVs models. The key elements of our growth strategy include:

To Expand Our Cenntro Branded Global Marketing sales and after-sales support network (i.e. EV Centers) to replace Channel Partner Network in selected countries

Until the end of 2021, we outsourced the majority of distribution and marketing for our vehicles to third party “channel partners”. Similarly, we substantially relied on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. While these relationships allowed the Company to forego expensive capital investments it significantly diluted our brand value and left the Company fully reliant on third parties to scale markets for our ECVs. To further expand our market presence and control our growth we shifted our distribution strategy to our  wholly owned and operated EV Centers. In conjunction with the introduction of our new ECV models, we believe operating our own EV Centers will improve brand awareness, effectively scale market penetration and better align product supply to meet demand. Our EV Centers are established locally and provide for local marketing, sales, technical and after-market parts support. Our regional EV Centers will also recruit and develop local dealers and service providers to support expansion of their local networks.  As a result of the implementation of this new go-to-market model, in the first quarter of 2022, we terminated two channel partners in the United States.  In March 2023, we acquired 65% equity interest of TME and gained management controls of our largest channel partner in Europe based in Germany.  We rebranded TME to become Cenntro Automobile Europe (i.e. CAE).

During late 2021, Cenntro Automotive Corporation (“CAC”) began utilizing one of our two facilities in Freehold, New Jersey for the trial production of our Logistar™ 400 model. We also have established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market, as well as warehousing services with a logistics company in Budapest, Hungary to house spare parts for our ECVs. We established a local assembly facility in Jacksonville, Florida, where we plan to scale assembly of the Logistar™ 400, the Metro® and the Teemak™ for distribution in the North American market. We believe maintaining a local assembly facility in Germany will provide us with access to well-established hardware and logistics systems and trained personnel. We began trial assembly operations at the Jacksonville facility in March 2023. We expect that our full acquisition of TME will allow us to expand local assembly capacity in the European Union for production of our EU ECV models, including the  Logistar™ and the Metro® series.

During 2022, we began to establish a hybrid distribution model that combines our EV Centers, established dealers with select channel partners. We believe that transitioning our third-party reliant distribution model to a hybrid model will enhance brand recognition, provide economic advantages and reduce time to market for our ECVs.

To Brand our Global Market Sales and After Sales Support Network via our EV Centers

Our manufacturing model has traditionally relied on developing supply chain relationships with component vendors and specifically through a network of third-party supply partners.  From 2022 onwards we shifted our focus from solely investing in our own manufacturing capabilities to   t a contract manufacturing strategy. To this end, we work closely   with proven tier one suppliers for components and parts in order for the Company to utilize a less capital intensive path to product development.   Correspondingly, we also re-aligned our distribution model from a majority of channel partners and country importers to building our own branded local EV Centers. Our regional EV Centers are wholly-owned subsidiaries that distribute, market, and sell parts in addition to providing after market support for Cenntro EVCs. Our implementation strategy focuses on setting EV Centers in targeted local regions to distribute our ECVs mainly through local dealer networks and value-added re-sellers. Our EV Centers also develop local dealers and service their local networks. to become Cenntro dealers and Cenntro service providers Aside from developing local dealers and service providers while maintaining good relationships with them, Cenntro’s regional EV Centers manage regional strategic accounts, including national fleets.

We believe our strategy to manage and support our own EV Center distribution network will distinguish Cenntro from other traditional EV automakers and build  a solid distribution and service infrastructure in local markets. We believe this shift will enhance our market penetration, and ability to be more responsive to market feedback and customer input. Local EV Centers will bolster our local presence in sales markets to help Cenntro become perceived and associated with better products and while enhancing our ability to provide hands-on service.

As of the date of this report, our distribution and service infrastructure consists of four EV Centers in Europe, three EV Centers in North & Central America, one EV Center in Turkey and one EV Center in Morocco. In 2023 we will expand more EV Centers to cover the Asia-Pacific and South America markets.

To Regionalize Manufacturing and Supply Chain

We plan to regionalize the manufacturing and supply chain relating to certain key components of our ECVs, such as vehicle frames and battery packs, in the geographic markets in which our ECVs are sold. In the long-term, through our deep supply chain development know-how, we plan to geographically expand our supply chain to support our planned growth. More specifically, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts from China. We believe we can reduce the overall cost of ECV assembly in certain geographical markets by shifting to a “merge in transit” model, whereby component shipments from suppliers, including local market suppliers, are consolidated at our local assembly facilities for final ECV assembly, in contrast with our current model which integrates all components into vehicle kits or fully assembled vehicles in our manufacturing facilities in China or our manufacturing partners’ facilities. We believe that investing in the regionalization of our manufacturing and supply chain can ultimately provide significant benefits to us and our channel partners. We believe sourcing our ECV components and manufacturing, assembling and selling our ECVs regionally can help us reduce costs associated with import/export taxes and shipping, further reducing vehicle production costs. In addition, we believe that regionalizing our manufacturing and supply chain will help support and strengthen our brand in the markets in which our ECVs are sold, as our operations become integrated into those markets. We believe that our deep supply chain development know-how will provide us significant advantages; however, currently, substantially all of our supply chain experience is limited to China. If we are unable to effectively manage the sourcing of our components and the responsiveness of our supply chain in areas outside of China, our business and results of operations may be harmed. It is also likely that in the early stages of our supply chain expansion, we can expect most component sources will be single-source suppliers in areas outside of China.

To Invest in our Enterprise Resource Planning and Parts Distribution Systems

To enhance vehicle after-market support and customer satisfaction, we believe an effective and efficient parts distribution system is important to develop. For this purpose, we have invested resources and as of the date of this report, are in the process of building-out a cloud-based automobile parts distribution system (“PARDISYS”). This cloud-based automobile parts distribution system will allow us to more responsively provide and timely deliver spare parts to our service providers and global customers while maintaining a well-managed minimum parts inventory.

As of the date of this report, we established two production site parts warehouse in Changxing, Zhejiang province and Yangzhong, Jiangsu province in China. These warehouses store our parts that are produced or sourced locally. These warehouses can send the parts globally based on the orders from our website that customers can place globally. Based on the local demand data, the system is expected to source certain parts from production-site warehouses to a remote parts warehouse for quicker local delivery. As of December 31, 2022, we established four remote parts warehouses in Dusseldorf, Germany, Barcelona, Spain, Freehold, New Jersey and Jacksonville, Florida.

To Expand Our Product Offerings

We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), light-duty commercial vehicle, the Metro®, in 2018, and, as of December 31, 2022, we have sold more than 4,090 Metro® units throughout Europe, North America and Asia. Utilizing our proprietary design and technology, we subsequently launched six EVCs including The Logistar™ 400 U.S. Class 4 (over 14,000 lbs.) medium-duty commercial vehicle for North America. The Logistar™ 200, designed to meet the European Union N1 Class truck requirements, the Neibor® 150, designed to meet the European Union and UK L7e Class requirements, in the European Union and the UK, in the European market, and the Teemak™, an off-road electric commercial vehicle.

The Logistar 260, or LS 260, is positioned above the Logistar 200 and defines a new size in the van segment.. The load volume, payload and range of the Logistar 260 will be targeted for a wide range of applications in the trades, couriers, express and parcel services, logistics solutions, and facility management. The LS 260 passed all homologation tests in accordance with European Union (EU) standards and requirements and received EU type approval.

The Logistar 100, or LS 100, is a versatile, compact light cargo van purpose-built to serve diverse commercial applications in population-dense urban areas. The LS100 completed all homologation tests in compliance with the standards and requirements of the European Union (EU) in July and received type approval from the EU in August.  The LS100 is eligible for sale in all 27 EU member states and other countries that adopt EU vehicle homologation standards.

In January 2023, we introduced the Logistar 300 (LS300) in a full-size van segment. The vehicle will also be made available as a van and as cab chassis that may be customized and will initially be offered for The North American market.

We have also expanded our product line with the LogiMax series for the heavy duty market. The LogiMax 864M (LM864H) is a 6x4 semi-tractor hydrogen fuel cells. As of the date of this report, we expect the LMH864 will be available for commercial use in late 2023 pending homologation approvals. As of the date of this report, we intend to initially launch sales of the LM864H in North America and Europe.

The TeeMak is an off-road vehicle designed to meet the demands of farms and ranches, corporate campuses, warehouses, construction sites, or trailing and hunting.

Our pipeline includes the Neibor® 300, an L7e Class compact electric commercial vehicle designed to complement the smaller Neibor® 150 in the European and UK markets, and the ePortee™ programmable chassis, which we also refer to as the Cenntro iChassis, which became commercially available in quarter four of 2022.

To Invest in Advanced Battery Packing Technology

We have invested resources in the research and development not only of ECV design and manufacturing processes, but also in digitally enabled components, intra-vehicle communication, vehicle control and vehicle automation, or what we collectively refer to as “vehicle digitization,” as well as in the improvement of lithium battery technology. We have developed a prototype system-on-chip (which we sometimes refer to as an “SOC”) for vehicle control and an open-platform, programmable chassis, with potential for both programmable and autonomous driving capabilities. We have also designed and developed in-house a proprietary telematics box, sometimes referred to as a T-Box, which allows our ECVs to send and receive data relating to location, speed, acceleration, braking and battery consumption, among others, to end-users. Additionally, our engineers have worked closely with certain of our qualified suppliers to co-design digitally enabled components in areas such as steering, braking, acceleration and signaling.

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade, and in the long run, prices are expected to continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021 in real terms, representing a decline of approximately 89%. Although battery pack prices have recently increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors, we anticipate that battery prices will continue to decrease in the long-term. BNEF forecasts that by 2024, average prices are expected to fall to below $100/kWh, though such reductions in average price may be delayed due to higher raw material prices in the near term. As investment in battery technology continues to increase, we believe these cost reductions will continue to improve the economics of battery-powered ECVs.

Batteries are and remain, one on of the key components in the EV industry.  With the anticipated demand for EVs, it is increasing important for OEMs to control their own battery supply. To address this need, in August Cenntro announced the establishment of a separate operating division and wholly owned U.S. subsidiary Cennatic Power Inc. to manufacture advanced lithium-ion batteries to be used for its electric commercial vehicles. Our Cennatic facility is in Monterrey, Mexico. Construction of the building was completed in late 2022. The facility will commercially produce lithium-ion batteries with advanced features including greater temperature tolerance, faster charging time, safer operating parameters, longer life cycles and cost efficiencies. Our decision to bring the production of essential battery technologies and manufacturing process in-house can accelerate the development of our electric commercial vehicles and reduce our supply chain dependency on external suppliers. The facility’s strategic location in Mexico provides for competitive production and complements our strategy to open assembly plants that are in customers’ markets.

To Expand Market Breadth and Depth

We expect to increase our market share in the current markets where our ECVs are sold, while simultaneously penetrating new markets worldwide. Aside from the Europe and US market, we are expanding our operations to select markets, such as Morocco, the Dominican Republic, and Turkey.

The following table summarizes the breakdown of our revenues by region for the years ended December 31, 2022 and 2021, respectively:

	For the Year Ended December 31,
	2022		2021
	$	%	$	%
United States	$697,452	7.80%	$3,420,636	39.9%
Europe	$7,052,452	78.87%	$4,380,752	51.1%
Asia	$1,191,931	13.33%	$729,868	8.5%
Others	$-	-%	45,576	0.5

We are currently targeting new markets where local governments have begun incentivizing a shift from ICEs to EVs. We intend to expand our reach in these markets with the efforts and market knowledge of our existing channel partners as well as by forming new partnerships and leveraging our increased brand recognition.

To Emerge as a Key Developer of Autonomous Driving Solutions

We intend to continue to invest in chassis digitization and smart driving technology. We have developed the ePortee™, which we also refer to as the Cenntro iChassis, an open-platform and programmable vehicle chassis with digital control capabilities. The Cenntro iChassis is designed to act as a basic and core execution unit of an automated or autonomous driving vehicle. It includes application programming and communication interfaces that enable third-party autonomous driving vehicle developers to use this programmable chassis to develop various autonomous driving applications and fittings.

Competitive Strengths

We design, develop and manufacture ECVs in a cost-effective manner to enable us to compete favorably in the light- and medium-duty commercial vehicle market. In a fast-growing industry, we believe our ability to adapt and evolve without jeopardizing the timing, quality, and quantity of the service through our agile and well-run structure has been proven through our forward-looking approach.

Unlike many of our competitors, our approach is future-focused while developing an asset-light, distributed manufacturing business model as opposed to generating short-term revenues and unsustainable growth. This approach, paired with our values, tools and teams, has put us in a position to operate in the ECV market in a way that we believe our competitors cannot. We believe our competitive strengths position us well to continue to grow our base of vehicles and capitalize on the expected growth in the light- and medium-duty ECV market.

Our Consistent Launch and Homologation of New and Innovative ECV Models

Over the past calendar year, we introduced five new ECV models, each of which are designed for specific geographic markets and to address additional commercial applications. The Logistar™ 400 is a U.S. Class 4 (over 14,000 lbs.) medium-duty electric commercial truck designed to meet U.S. city delivery and service needs. The Logistar™ 400 is offered in four configurations: cargo-box, van, flatbed truck, and basic chassis for upfitters. The Logistar™ 200 is a European Union N1 Class electric commercial vehicle designed to meet the European Union’s city delivery and city service requirements. The Logistar™ 200 was homologated in the European Union in January 2022 and first became commercially available in the European market in February 2021. The Logistar™ 200, is a European Union N1 Class electric commercial vehicle designed to meet the European Union’s city delivery and city service requirements. The Neibor® 150 is a European Union and UK L7e (heavy quadricycle) Class compact electric commercial vehicle designed to meet European neighborhood delivery and neighborhood service needs. The Neibor® 150 was homologated in December 2022 and first became commercially available in the European market in March, 2022. We have also developed the Teemak™, an off-road electric commercial vehicle with essentially no homologation requirements in the United States and limited certification requirements and are developing the Neibor® 300, a European Union and UK L7e (heavy quadricycle) Class compact electric commercial vehicle designed to complement the smaller Neibor® 150. See “Risk Factors-Risks Related to Our Business and Financial Results-Our future success depends on our ability to introduce new models and we may experience delays in launching and ramping up production of our new ECV models.”

We have also developed the ePortee™, which we also refer to as the Cenntro iChassis, an open-platform and programmable chassis product. The Cenntro iChassis is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles. Through our advancements in vehicle digitization and smart components, we have equipped the Cenntro iChassis with digital control capabilities. The Cenntro iChassis allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to allow for vehicles based on the programmable chassis to be driven autonomously.

We have also developed the Teemak™, an off-road electric commercial vehicle with essentially few homologation and certification requirements in the United States. The Teemak™ first became commercially available in the United States in December 2021.

The electrification of the global automotive industry has been a major policy focus of governments worldwide. Certain countries, such as the United States, China, Canada, Germany, and various other European countries, have announced aggressive EV initiatives designed to reduce carbon emissions, through the replacement of fossil fuels, and have begun incentivizing the development and sale of ECVs through government subsidy programs.

Proven Record of Manufacturing and Distributing ECVs

We have manufactured light-duty ECVs since 2018. Our business to date has began to expand beyond Metro® into five other categories of ECV models to expand our reach in the global ECV market. We believe we are well positioned to take advantage of the growing global ECV market, which has few mature competitors capable of manufacturing and delivering cost-effective and financially viable ECVs today.

Distributed Manufacturing Methodology

Traditionally, automakers operate under a vertically integrated business model performing a variety of capital-intensive and time-consuming functions, including not only vehicle design, process setup, tooling, parts making, supply chain establishment, vehicle assembly and vehicle homologation, but also market promotion, sales and distribution, after-market support and vehicle servicing. This business model requires significant capital, is asset heavy and imposes significant barriers to entry for new players while impeding their ability to rapidly change their vehicle lineup or their operating model.

Based on our unique manufacturing and distribution model, we believe we are positioned to be an industry disruptor. Unlike many traditional, vertically integrated vehicle companies, which manufacture fully assembled vehicles for export, we use an innovative distributed manufacturing methodology in which our ECVs are designed to be manufactured and exported as vehicle kits for assembly in local markets. Our ECVs are designed using a “modular” method, allowing for simple final assembly and eliminating the need for acquiring and maintaining heavy and expensive assembly equipment at the local assembly stage. We or our manufacturing partners manufacture and integrate the materials and parts into vehicle kits, which we can then ship to one of our local assembly facilities for final assembly.

We believe that our distributed manufacturing methodology can provide us with competitive advantages compared to traditional vehicle manufacturers, as we are able to operate with lower capital investment requirements. In addition, we believe our distributed manufacturing methodology provides significant advantages for local homologation, local distribution, and local service. For example, we believe U.S. homologation certification requirements are less burdensome for vehicles that are assembled and manufactured in the United States rather than imported into the United States.

As of the date of this report, our distributed manufacturing methodology relied upon six Cenntro-owned assembly facilities, including our facility at Changxing, which assembles for international export, and our local assembly facility in Freehold, New Jersey, which we utilize for trial production of our Logistar™ 400 model. Currently, Cenntro has six manufacturing and assembly plants including three in North America, two in China, and one in Germany. We plan to open a third North American facility in the second quarter of 2023.

Our North American facilities provide vehicles to the local market and export ECVs to markets in Central and South America.  The Howell, New Jersey and Jacksonville, Florida facility both assemble the Logistar™ 400, the Metro® and the Teemak™. The Herne facility, acquired through the acquisition of TME has allowed us to expand capacity in the European Union for production of our European ECV models, including the Logistar™ series: the Metro® and the Teemak™.

Prior to the regionalization of our supply chains, we plan to utilize these facilities to assemble vehicle kits that are manufactured by us in our facilities in Changxing, in the case of the Metro®, and by third parties in the case of our other new ECV models. We have subcontracted all manufacturing processes of the ECV components for our Logistar™ and Neibor® series and Teemak™ model to our qualified suppliers, allowing us to further reduce our capital expenditure requirements and increase our focus on local assembly.

In the long-term, through our deep supply chain development know-how, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts. We plan to use a “merge in transit” model where component parts from suppliers are consolidated at our local assembly facilities for final ECV assembly.

Our Investment in Global Assembly and Manufacturing Facilities

We have established an asset-light, distributed manufacturing business model through which we can distribute our unique modular vehicles in vehicle kits for local assembly in addition to distributing fully assembled vehicles. Each of our vehicle models has a modular design that allows for local assembly in small factory facilities, which allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies.

To support the expansion of our product line, in May 2022, we acquired a new manufacturing facility in Changxing, Huzhou City, China, for a purchase price of approximately $19.5 million. The new 474,000-square-foot facility will allow Cenntro to expand its production capacity.  The facility, built in 2018, provides Cenntro with advanced manufacturing capabilities. In addition to expanding capacity, the new site is expected to enable Cenntro to obtain ISO 9000 certification. The new facility will support the production of a new Metro® series and have an expected capacity of 50,000 vehicles annually once fully operational.

To meet our anticipated demand in the United States, we have established a local assembly facility in Jacksonville, Florida and have expanded our capacity at our New Jersey-based assembly facility. We began trial assembly operations at the Jacksonville facility in March 2023. The New Jersey facility will support the Northeast region and will initially support assembly of the Logistar™ 400, Metro® and Teemak models. The Jacksonville facility will support our expansion throughout the U.S. market and will also supply vehicles to our electric vehicle centers (“EV Centers”) and customers in the Central American region.

Until approximately December 31, 2021, we outsourced the vast majority of the marketing of our vehicles to third party “channel partners” and relied substantially on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. Our relationships with such third parties, our “channel partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. With the introduction of our new ECV models, however, we have begun the process of shifting the manufacturing of our vehicle kits and in some cases fully assembled vehicles to third party OEM partners and, in the case of vehicle kits, assembling them in our own facilities in North America and Europe. We have established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market, as well as warehousing services with a logistics company in Budapest, Hungary to house spare parts for our ECVs. We believe that a reinvigorated and in-house managed distribution model that is founded on local and strategically placed EV Centers together with local dealers and service networks will enhance brand recognition, provide economic advantages and reduce time to market for our ECVs. We further believe a well-developed distribution and service infrastructure is important to our brand as an automobile manufacturer. For these reasons, we have made new and expanding investments in our own distribution and service infrastructure model.

Our Core Technology

Because we design, develop and manufacture our ECVs, our technology is at the core of what we believe positions us to effectively compete and become a technology leader in the ECV market. Since inception in 2013 through December 31, 2022, we have spent approximately $81.5 million in research and development activities related to our business. Specifically, we have developed new vehicle chassis structures and digital control, smart driving and network connectivity capabilities. In addition to our significant know-how, as of December 31, 2022, we had 113 discovery patents, nine design patents and 86 innovation patents granted by the Chinese Patent Office, and seven innovation patent applications, two design patent applications and 26 discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics, vehicle control and structure, production processes and other new technologies.

Our technological advantage begins with our chassis designs, which promote efficiencies in energy consumption as well as development and manufacturing processes. The Metro® and Neibor® Series utilize proprietary, lightweight chassis designs that reduce the overall weight of the vehicle and thus increase the battery efficiency of the vehicle. Our chassis designs also lend themselves to modification and flexibility to meet the needs of the specific customers in our local markets. For instance, our ECVs can be upfitted and customized to fill a variety of end-user roles, such as a small firetruck, street sweeper, vending truck, garbage truck, pickup truck or service truck.

We are focused on continuous improvement in our technology through continued investment in research and development. We believe our ECV expertise, market focus, installed base of vehicles and know-how (including our smart driving capabilities), coupled with our dedication to research and development, will enable us to continue advancing our business.

Low Upfront Cost and Operating Costs to End-Users

Through our modular ECV design and unique business model, we believe we are able to enter the ECV market with competitively priced products compared to our competitors in the ECV space. For instance, our Metro® and Neibor® Series are designed with a proprietary, lightweight chassis structure, enabling us to use less steel and such ECVs to utilize less battery power than our competitors. Furthermore, because our ECVs have fewer components and moving parts than their ICE counterparts, we believe the ongoing maintenance costs of our vehicles is low. In addition, engines in traditional ICE commercial vehicles typically have a 10-year life, whereas the motor in our ECVs are designed to last, on average, for more than 20 years. The lithium-ion batteries used in our ECVs have a useful life of approximately 2,000 charge-cycles, with each charge providing for a range, in the case of the Metro®, of approximately 124 miles per charge for a total range of approximately 248,400 miles over a battery’s useful life. Additionally, based on our collected data, the Metro® has a miles per gallon of gasoline equivalent of approximately 156 (equivalent to 4.875 miles per KWh).

Our Integrated Supply Chain

We have invested significant time and resources in developing a supply chain capable of providing all of the components and materials necessary to manufacture our ECVs. Our integrated supply chain is comprised of over 300 suppliers located in China and various other countries. Generally, our suppliers undergo rigorous testing before we onboard them as a supplier, including quality and process auditing, product verification, regulatory compliance and reliability testing. Our suppliers must demonstrate that they can consistently deliver their specialized parts on time, while meeting our quality and product specifications. Many of our components are based on Cenntro-developed designs, and our suppliers are contractually restricted from selling our customized components to any third parties unless we discontinue our purchases from such suppliers.

We plan to expand our supply chain as necessary to support our planned growth, including localizing our supply chain for certain key components of our ECVs in North America and the European Union. We have subcontracted all manufacturing processes of the ECV components for our new ECV models to our qualified suppliers, allowing us to further reduce our capital expenditure requirements and increase our focus on local assembly.

Strategic Channel Partner Network

In selected markets, we continue to leverage our channel partner network to distribute our ECVs around the world. Through this network, we have engaged partners for local homologation, promotion, distribution, and service in the markets they serve, and, in a limited number of cases, assembly, upfitting and customization. All our channel partners sell fully assembled ECVs under private label to the local market and provide aftermarket service to end users. Our channel partners such as HW Electro in Japan, purchase our fully assembled ECVs (other than the “private label” channel partners) and sell them in their respective local market.

As of December 31, 2022, we shifted our reliance on channel partners and had established seven EV Centers which are now the base of our distribution network in addition leading our local marketing and aftermarket service.

Our Highly Skilled and Experienced Management Team

Our management team is led by Peter Z. Wang, our Chief Executive Officer and Chairman of the Board, who we refer to as our Chairman. Mr. Wang has extensive experience in the automotive and technology industries, having co-founded Sinomachinery Group (a diesel power system (engine and transmission) manufacturer) in 2006 and UTStarcom (a global telecom infrastructure provider), which went public in 2000. Mr. Wang was named as one of the Outstanding 50 Asian Americans in Business by Asian American Business Development Center in 2004, one of China’s 100 Most Innovative Businessmen by Fast Company Magazine in 2017 and one of the Most Intriguing Entrepreneurs by Goldman Sachs in 2019.

More specifically, our management team has significant experience in vehicle design, supply chain, logistics, quality control and process management. Our management is singularly focused on developing and manufacturing high quality, best-in-class, light- and medium-duty ECVs for the growing ECV marketplace and becoming a technology leader in the ECV market. Starting in 2013 with a simple idea, our management team has successfully designed energy efficient ECVs and associated technologies and established a broad supply chain to support our product growth.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2022, we had 113 discovery patents, nine design patents and 86 innovation patents granted by the Chinese Patent Office, and seven innovation patent applications, two design patent applications and 26 discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics and structure, production processes and other new technologies. All of our patents are granted under PRC law and have not been given reciprocal treatment and protection under the laws of either the United States or the European Union. Our issued patents will begin to expire in April 2024. We intend to continue to file additional patent applications with respect to our innovation and know-how.

Our Employees

As of the date hereof, we have 279 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	10
Research and Development	39
Supply Chain Operations	38
Marketing	33
Manufacturing	78
Quality Assurance	27
Finance	21
Corporate Affairs	33

Total	279

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a limited operating history and face significant challenges in an emerging industry.

We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), electric light-duty commercial vehicle, the Metro®, in 2018. Our revenues were approximately $8.9 million for the year ended December 31, 2022. To date, we have derived our revenues principally from sales of the Metro®, Logistar™ series, Teemak™, and iChassis 100 models. We have a limited operating history on which you can base an evaluation of our business and prospects. You should consider our business and prospects in light of the risks and challenges we face in an emerging industry with limited experience to date in high volume manufacturing of electric commercial vehicles (“ECVs”), including challenges related to our ability to:

•	design and manufacture safe, reliable and quality ECVs on an ongoing basis;
•	establish and ramp up assembly facilities in the United States and European Union;
•	maintain and expand our network of local assembly facilities, manufacturing partners, channel partners and suppliers;
•	execute on our growth plan to regionalize supply chains, manufacturing and assembly of our ECVs;
•	maintain and improve our operational efficiency;
•	maintain a reliable, high quality, high-performance and scalable manufacturing and assembly infrastructure;
•
attract, retain and motivate talented employees including our production workforce in existing and planned facilities, including the challenges we face with COVID-19 and the impact on our workforce stability;

•	anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape;
•	protect our intellectual property; and
•	navigate an evolving and complex regulatory environment.

If we fail to address any or all of these risks and challenges, our business, financial condition, operating results and prospects may be materially and adversely affected. As we continue to grow our business, we cannot assure you that we will be able to develop effective and cost-efficient manufacturing capabilities and processes, and maintain reliable sources of component supplies, that will enable us to meet the production demands required to successfully sell our ECVs.

We have historically incurred losses from our operations and may not be profitable in the future.

We incurred losses from operations of approximately $60.7 million, and $16.5 million for the years ended December 31, 2022, and 2021, respectively. We have made significant up-front investments in research and development, supply chain establishment, establishment of local assembly facilities and capacity, and channel partner development to develop and expand our business. We have spent approximately $81.5 million in research and development activities related to our operations from our inception through December 31, 2022. We expect to continue to invest significantly in research and development, manufacturing and supply chain operations to expand our business, and these investments may not result in profitability within our expected timeframe or at all.

We may not generate sufficient revenues to be profitable in the future and we may incur substantial losses for a number of reasons, including lack of demand for our ECVs and increasing competition. In addition, we may incur unforeseen expenses, or encounter difficulties, complications and delays in market penetration or delivery for our products, generating revenue or achieving profitability. If we are unable to achieve profitability, we may have to reduce the scale of our operations, which may impact our planned growth and adversely affect our business, financial condition, operating results and prospects.

Our ability to develop and manufacture ECVs of sufficient quality, on schedule and on a large scale is still evolving.

Our business depends in large part on our ability to execute on our plans to develop, manufacture and sell our ECVs. We began pilot production of the Metro® in 2018. We plan to manufacture ECVs in higher volumes than we have historically and our production capabilities, including our facilities and those of our manufacturing partners, may not be able to handle the anticipated volumes in our business plan. Development and manufacturing of our current and future ECVs, such as the Metro®, Logistar™, LogiMax, Avantier™, Teemak™ and Antric One are and will be subject to risks, including:

•	accurately manufacturing or procure components within appropriate design tolerances;
•	establishing additional manufacturing and local assembly facilities in our various target markets;
•	compliance with environmental, workplace safety and similar regulations;
•	securing necessary high-quality components and materials from our supply chain on acceptable terms and in a timely manner;
•	our ability to execute on our growth plan to regionalize our supply chain and manufacturing;
•	quality controls;
•	delays or disruptions in the supply chain, including as a result of pandemics such as COVID-19;
•
delays or disruptions in ocean transit or transportation between our suppliers, our manufacturing facilities (or manufacturing partners’ facilities) and our local assembly facilities and our customers;

•	our ability to establish, maintain and rely upon relationships with our suppliers, channel partners and manufacturing partners; and
•	other delays, backlog in manufacturing and research and development of new models, and cost overruns.

Any of the foregoing could materially and adversely affect our business, financial condition, operating results and prospects.

Our future success depends on our ability to continue to introduce new models and we may experience delays in launching and ramping up production of our new ECV models.

Beginning in the fourth quarter of 2021, we introduced into the market the Neibor® and Logistar™ series of ECVs as well as the Teemak™ off-road ECV. In order to introduce new ECV models through 2023, we have to coordinate with our suppliers, manufacturing partners, channel partners and other third parties in order to ensure timely execution of the manufacturing and assembly processes. If we fail to coordinate these efforts and achieve market introduction and acceptance of our new ECV model in a timely manner, our business, financial condition, operating results and prospects could be adversely affected. In addition, we have limited experience to date in manufacturing and assembling each of our new ECV series, as well as limited experience building and ramping up multiple vehicle production lines across multiple factories (including those of our manufacturing partners) in different geographies. In order to be successful, we will need to implement, maintain and ramp-up efficient and cost-effective manufacturing capabilities between our manufacturing partners, our own facility in Changxing and our local assembly facilities. Manufacturing bottlenecks and other unexpected challenges may arise during our production ramp-up, and we must address them promptly. We may face delays in establishing and/or sustaining production and timely delivery of our new ECV models. Any delay or other complication in ramping up the production of our current or future ECV models may harm our business, financial condition, operating results and prospects.

Our operating results may be more volatile due to a shift from only a high concentration of sales in relatively few channel partners to establishing our own distribution network.

For the years ended December 31, 2022, and 2021, our three largest channel partners accounted for approximately 27.6%, and 74.7% of our sales, respectively.  As of quarter one of 2022, the company made significant changes regarding its few channel partners and shifted reliance away from select channel partners to its own distribution network through the establishment of local EV Centers. In 2022, we acquired TME inclusive of its assembly facility and distribution network in the EU. Simultaneously, and based on decreasing sales we ended our relationship with two US distributors: Ayro and Tropos. This shift in our distribution model is uncertain, and if we are unable to establish effective EV Centers that make-up for losses in revenue from our channel partners, our operating results could be materially and adversely affected.

Our reliance on our new hybrid distribution model to market, sell and service (and in certain cases, assemble and/or homologate) our vehicles is subject to substantial risks because we do not maintain control over certain of our remaining channel partners and our newly established EV Center dealerships are untested.

Our newly established EV Center dealerships and remaining channel partners in Japan, South Korea, Ukraine and Israel are responsible for different portions of the sale, marketing and servicing (and for our channel partners, assembly and/or homologation) of the ECV products we sell. We do not control the actions of our channel partners. For example, we do not control how our channel partners market or sell assembled ECVs or the quality of their service on our ECVs and, with respect to the private label channel partners, we do not oversee their assembly of our ECVs.

Our EV Centers are relatively new to the markets in which they are established and working with local dealers to sell our ECVs in the countries and regions in which they operate. If we are unable to efficiently operate or manage these new EV Centers, they may not be successful in the markets in which they operate or fail to satisfy sales targets, meet customer service objectives, or experience adverse regulatory actions or other operational challenges, we could experience a reduction in sales. If we decide to close or shift resources or operations from certain EV Centers at any time in the future, end-user customers of our ECVs may encounter difficulties in maintaining their vehicles and obtaining satisfactory support, which may negatively impact our reputation.

Our remaining channel partners are not subject to any minimum annual purchase requirements. In the event our channel partners are not successful in the markets in which they operate or fail to satisfy sales targets, meet customer service objectives or experience adverse regulatory actions or other operational challenges, we could experience a reduction in sales. Furthermore, if any of our channel partners fail to successfully operate their business or lack liquidity to support their operations, they may be unable to continue to purchase and sell our ECVs in the countries in which they operate, which could limit our sales to such market for an extended period and adversely affect our business.

In addition, our ECVs are highly technical products that require maintenance and support, which we rely on our newly established EV Centers and certain of our channel partners to provide to our customers. If our channel partners were to cease or cut back operations at any time in the future, end-user customers of our ECVs may encounter difficulties in maintaining their vehicles and obtaining satisfactory support, which may negatively impact our reputation.

Disputes may occur between us and our channel partners or our channel partners and their customers, and we could be affected by adverse publicity related to such disputes, whether or not such publicity is related to their collaboration with us. Our ability to successfully build and maintain our brand can be adversely impacted by perceptions about the quality of our channel partners’ servicing (and in some cases, assembly) processes. Our arrangements with our channel partners typically specify general quality standards that the partners may meet, but do not provide us with any direct control or oversight over marketing and selling (and in some cases, assembly) behavior of such channel partners. We rely on our channel partners to meet quality standards, but we cannot assure you that they will successfully maintain quality standards, which could adversely affect our reputation.

We may be unable to enter into new agreements or extend existing agreements with channel partners on terms and conditions acceptable to us or at all. In addition, even if we are able to expand our channel partner network, it on average takes up to six months from the time we enter into an agreement with a new channel partner for them to be operational and selling our ECVs, depending on their familiarity with ECVs and the types of services they will provide to us.

As of December 31, 2022, we shifted from relying only on channel partners to a hybrid model combines distribution between our wholly owned EV Centers with local established dealers and channel partners.  We currently have ten EV Centers worldwide and anticipate the EV Centers will lead the distribution network, however if we were to close or dissociate one or more of our EV Centers due to performance, there is no assurance that we would be able to establish a suitable replacement EV Center in the region to take up the role of marketing , distributing and after-market care our ECVs in the relevant market within a suitable timeframe or at all.

The expense and time required to establish and train staff at our EV Centers so performance and service will be able to meet our quality standards and regulatory requirements, may be greater than anticipated, or we may never establish a new operation after having invested significant resources on that local market. Any of the foregoing could adversely affect our business, financial condition, operating results and prospects.

Our EV Center dealers and channel partners may reduce or cancel their orders at any time, which could adversely affect our business.

Our relationships with our dealers and channel partners are typically subject to definitive agreements we have with them. Under these agreements, our dealers and channel partners do not have any minimum or binding purchase obligations. Because our sales are made pursuant to standard purchase orders, orders may be cancelled, reduced, or rescheduled with little or no notice. Our ECVs may not meet the expectations of our end users or market requirements. In the future, our dealers or channel partners or their customers may decide to purchase fewer ECVs than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our ECVs at all. Cancellations of, reductions in, or rescheduling of orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition, operating results and prospects.

Our EV Center dealers and channel partner network may not grow or develop as we currently expect,  in current markets in which we sell ECVs or penetrate new markets, our revenue and financial condition would be adversely affected.

Substantially all of our revenue for the years ended December 31, 2022, and 2021 was derived from sales of our ECVs in North America, Europe and Asia. As of December 31, 2022, we have remaining relationships with one of our private labeling channel partner which import completely built units and sell them in the Japanese market—as opposed to our remaining channel partners which are simply resellers of whole unit vehicles.

Moving forward, we aim to increase the size of our dealership network in our target markets through establishing EV Centers and identifying dealerships partners when warranted, which is necessary for our expansion in both existing and new markets. If we fail to successfully establish new EV Centers in these key markets, our expected expansion could be materially impacted, which could adversely affect our business, financial condition, operating results and prospects. Furthermore, our future revenue growth will depend in part on our ability to penetrate new geographic markets by establishing EV Centers in those markets. Each new geographic market presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular technical and regulatory requirements of that market. Meeting the technical and regulatory requirements in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will be able to establish EV Centers in these new markets, or that we will achieve meaningful revenue from sales in these markets. If any of these markets do not develop as we currently anticipate, our business, financial condition, operating results and prospects could be adversely affected.

We do not provide charging solutions for our channel partners or their customers.

Our ECVs have two ways to charge - slow charging from a regular power outlet and fast charging from a public electric vehicle (“EV”) charging station. Though we plan to establish charging infrastructure and stations in select regions, we do not currently install charging stations in the markets in which our ECVs are sold through our channel partners. As such, we rely on our channel partners or other third parties in such markets to ensure charging solutions are available for end-user customers. If a market in which our ECVs are sold has few options for charging, the customers of our channel partners may need to rely on their own power supply for charging, which may make our vehicles less attractive in such markets.

The battery capacity of our ECVs will decline over time, which may negatively influence purchasing decisions by our channel partners and end-users.

Our ECVs can experience battery capacity and performance loss over time depending on the use of the battery. We anticipate the battery capacity in our ECVs will decline over time as the battery deteriorates. We currently expect up to a 5% decline in the energy capacity retention per year, which will decrease the capacity of our ECVs over five years by up to 25% under normal use. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our ECVs range before needing to recharge. Such battery deterioration and the related decrease in range may negatively influence purchase decisions by channel partners and end-users.

Our business is subject to the risk of disruption in our supply chain.

We depend on suppliers for the sourcing of ECV components and principal raw materials. Our suppliers (and those they depend upon for materials and services) are subject to risks, including labor disputes or constraints, financial liquidity, inclement weather, natural disasters, significant public health and safety events, supply constraints or shortages, and general economic and political conditions that could limit their ability to provide us with components and raw materials. Our business and operations would be adversely affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability or timely delivery of parts they supply to us or if any one or more or our key suppliers discontinued operations. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional suppliers of component parts will be available when required on terms that are favorable to us, or at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. The partial or complete loss of these suppliers, or a significant adverse change in the sourcing of ECV components, could result in lost revenue, added costs and distribution delays that could harm our business and channel partner relationships. In addition, concentration in our supply chain can exacerbate our exposure to risks associated with the termination by key suppliers of our supply-chain arrangements or any adverse change in the terms of such arrangements, which could adversely affect our business, financial condition, operating results and prospects.

We may be unsuccessful in our continuous efforts to source less expensive suppliers for certain parts, redesign certain parts to make them less expensive to produce and negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms. Any of these occurrences may harm our business, prospects, financial condition and operating results. We cannot assure you that we will be able to maintain our existing relationships with our suppliers and continue to be able to source key components we use in our ECVs on a stable basis and at reasonable prices or at all. For example, our suppliers may increase the prices for the components we purchase and/or experience disruptions in their production of the components.

We are dependent on our suppliers, certain of which are single-source suppliers, and the inability of these suppliers to continue to deliver, or their refusal to deliver, necessary components of our ECVs at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

Historically, we have generally obtained components from multiple sources whenever possible, similar to other automotive manufacturers. However, a small number of our components used in our ECVs are purchased from a single source. We refer to these component suppliers as our single-source suppliers. For example, while several sources for the airbag module for the Metro® are available, we currently have only one supplier for these components.

We generally do not maintain long-term agreements with our single-source suppliers. Any disruption in the supply of airbag modules from our single-source supplier, for instance, could temporarily disrupt production of our ECVs. While we believe that we may be able to establish alternate supply relationships for our single-source components and can obtain or engineer replacement components, we may be unable to do so in the short term or at all at prices or costs that are favorable to us. The loss of any single or limited source supplier or the disruption in the supply of components from these suppliers could lead to delays in vehicle deliveries to our channel partners, which could hurt our relationships with them and their end-user customers and also materially adversely affect our business, prospects and operating results.

In the long-term, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts from China. We believe that our deep supply chain development know-how will provide us significant advantages; however, substantially all of our supply chain experience is limited to China. If we are unable to effectively manage the sourcing of our components and the responsiveness of our supply chain in areas outside of China, our business and results of operations may be harmed. It is also likely that in the early stages of our supply chain expansion, we can expect most component sources will be single-source suppliers.

Changes in international trade policies, tariffs and rising political tensions, particularly between the U.S. and China, may adversely impact our business and operating results.

In recent years, China and the United States have implemented certain increasingly protective trade measures with continuing trade tensions, including significant tariff increases, between these countries. Although the United States and China successfully reached an interim trade deal in January 2020 that de-escalated the trade tensions with both sides rolling back tariffs, the extent to which the trade deal will be successfully implemented is unpredictable. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition. Rising trade and political tensions could reduce levels of trades, investments, technological exchanges and other economic activities between China and other countries, which would have an adverse effect on global economic conditions, the stability of global financial markets, and international trade policies. It could also adversely affect the financial and economic conditions in the jurisdictions in which we operate, as well as our global expansion, our financial condition, and results of operations.

Moreover, the imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in recent years, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterized as unfair trade practices, and China responded by imposing and proposing new or higher tariffs on specified U.S. products. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components for our ECVs that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components of our ECVs from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

We rely on third parties to manufacture substantially all of our components and vehicle kits for each of our new series of ECV models. Our qualified suppliers and manufacturing partners may fail to deliver components and vehicle kits, respectively, according to schedules, prices, quality and volumes that are acceptable to us.

We have shifted substantially all component manufacturing processes for our new vehicles to qualified suppliers. The continuous and stable supply of components needed in the manufacture and assembly of our ECVs that meet our standards will be crucial to our operations and production. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could affect their ability to deliver components to us and expose us to component shortages.

The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products. Moreover, significant increases in our production or product design changes by us may require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all.

As part of our light-asset distributed manufacturing business model and methodology, vehicle kits (and in some instances, fully-assembled vehicles) for our new ECV series are manufactured by third-party manufacturing partners. From time to time, these manufacturing partners may experience production problems or delays and may not be able to meet our demand for vehicles. We may be required to retain additional third-party manufacturing partners to assure continuity in production, but finding additional manufacturing partners in a timely and cost-effective manner may be difficult. Any delays in the manufacture of our vehicle kits could cause the loss of sales, and harm our brand, all of which could adversely affect our business, financial condition, operating results or prospects.

If our suppliers, channel partners or manufacturing partners fail to use ethical business practices and comply with applicable laws and regulations, our brand image and business could be harmed due to negative publicity.

Our core values, which include developing high quality ECVs while operating with integrity, are an important component of our brand image, which makes our reputation sensitive to allegations of unethical business practices. We do not control our independent suppliers, channel partners or manufacturing partners or their respective business practices. Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A failure in compliance could lead us to seek alternative suppliers, channel partners or manufacturing partners, which could increase our costs or result in delayed delivery of our products, product shortages or other disruptions of our operations.

Violation of labor or other laws by our suppliers, channel partners or manufacturing partners or the divergence of an independent supplier’s labor or other practices from those generally accepted as ethical in the markets in which we do business could also attract negative publicity for us and our brand. This could diminish the value of our brand image and reduce demand for our ECVs if, as a result of such violation, we were to attract negative publicity. Any negative publicity that results from unethical practices by third parties could harm our brand image, business, financial condition, operating results or prospects. If other manufacturers in our industry encounter similar problems with their third-party partners, any negative publicity with respect to the ECV industry could negatively impact us.

We heavily rely on our third-party logistics service providers for international shipping of our products, and if disruptions in our transportation network continue to occur or our shipping costs continue to increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

Our success is dependent on our ability to transport our ECVs (whether as vehicles kits or fully assembled vehicles) from China to markets in the North America, Europe and Asia in a timely and cost-effective manner. We rely heavily on third parties, including ocean carriers and truckers, in that process. The global transportation industry is experiencing ocean shipping disruptions, trucking shortages, increased ocean shipping rates and increased trucking and fuel costs, and we cannot predict when these disruptions will end.

In recent years, the global transportation industry has experienced unprecedented increases in shipping rates from the trans-Pacific Ocean carriers due to various factors, including limited availability of shipping capacity. As a result, our ability to deliver our ECV units to our channel partners has been disrupted or delayed well into calendar year 2022. Additionally, the cost of shipping from China to local markets in North America and Europe had each increased substantially between March 2020 and October 2022. Such factors had, and if persistent, may continue to have a negative impact on our vehicle production, gross profit margin, product delivery time and revenue recognition. Our operating results for the year ended December 31, 2022, have been significantly impacted by such shortages and we expect such shortages to continue for the foreseeable future.

In recent years, the shipping industry also experienced growing issues with port congestion and pandemic-related port closures and ship diversions well into 2022. We may experience such disruption again in the near future due to multiple factors that may be brought about by variants of the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, which may result in heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. Similarly, potential supply chain disruptions such as those described in the preceding paragraphs may lead to an increase in our transportation costs. Such disruptions have and may continue to materially and adversely affect our business,  financial results, prospects, financial condition and operating results.

The commercial viability of our Cenntro iChassis relies on third-party hardware and software that may not be available, which could render our product less marketable and negatively impact our business, prospects and operating results.

The commercial viability of our Cenntro iChassis depends in large part on third-party developers utilizing hardware and software that is required for autonomous driving. The Cenntro iChassis is an open-platform and programmable chassis product, designed to act as a basic and core execution unit of an automated or autonomous driving vehicle. An automated system typically runs within a well-defined set of parameters and is restricted in what tasks can be performed. In contrast, an autonomous system learns and adapts to dynamic environments, and evolves as the environment around it changes. To be driven autonomously, the Cenntro iChassis requires hardware and software that we do not produce, such as detection devices and decision-making software. The Cenntro iChassis can only be utilized if such hardware and software is otherwise available and third parties are willing to integrate such technology with the Cenntro iChassis. To the extent our competitors develop and market a fully integrated autonomous EV, we may be at a commercial disadvantage. The marketability of the Cenntro iChassis is dependent on the willingness of third-party autonomous driving vehicle producers to adopt our programmable chassis technology rather than adopting other similar technologies or developing their own proprietary programmable chassis, as well as the willingness of end-users to purchase autonomous driving vehicles from such third parties. If any of these factors is not present then the marketability of our Cenntro iChassis will suffer, which could negatively impact our business, prospects and operating results. Furthermore, there are many uncertainties relating to the homologation of autonomous driving vehicles, and we are unable to predict when the market for autonomous driving vehicles will develop more fully.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially our CEO and Chairman, Mr. Peter Z. Wang. We do not currently maintain key man life insurance on any of our executive officers. If any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executive officers joins a competitor or forms a competing company, our business, financial condition, operating results or prospects could be harmed.

Our facilities or operations could be damaged or adversely affected as a result of disasters or unpredictable events.

We have manufacturing and research facilities currently located in Changxing, China. During 2021, we began utilizing one of our two facilities in Freehold, New Jersey for the trial production of our Logistar™ 400 model. In January 2022, we established a European Operations Center in Dusseldorf, Germany, which provides assembly, marketing support, after-market support and spare-parts warehousing for the European market. Effective March 2023, we began pilot production of the Logistar 400 at the in Jacksonville, Florida facility for distribution in the North American market. We also rely on our relationships with various manufacturing partners in China who manufacture our new ECV series. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics (such as COVID-19) or other unpredictable events, such as cyber-attacks, occur that impact our facilities or the facilities of our channel and manufacturing partners, we may have to stop or delay production and shipment of our ECVs, and our operations may be seriously damaged. We may incur expenses relating to such delays or damages, which could materially and adversely affect our business, financial condition, operating results and prospects.

The COVID-19 pandemic has harmed and may continue to harm our business, financial condition, operating results and prospects.

The COVID-19 pandemic and associated containment measures have caused economic and financial disruptions globally, affecting regions in which we sell our ECVs and conduct our business operations. We are unable to predict the full impact the pandemic may have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the progression of the pandemic, governmental and other responses, as well as the resulting supply shortages and macroeconomic impacts, including price inflation. In addition, new variant strains of COVID-19 have emerged in different locations around the world, including the Omicron variant and its new subvariants. The impact of the Omicron subvariants and other COVID variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against new variants and the response by governmental bodies and regulators.

We are also unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, which could materially adversely affect demand for our ECVs and our results of operations and financial condition. For the years ended December 31, 2022, 2021 and 2020, the COVID-19 pandemic contributed to uncertainty in the demand environment for our ECVs. Our business was adversely affected by supply constraints resulting from the pandemic that affected the timing of shipments of certain components and ECVs in desired quantities or configurations. During the early stages of the pandemic, our facilities were completely closed for more than one month, our ability to ship into the European Union was halted and we had no new orders for our ECVs between March 2020 through October 2020. Additionally, the pandemic negatively impacted our channel partner network, including opportunities to grow the network, and most of our channel partners at least temporarily shut down their businesses. During the year ended December 31, 2021, our business was negatively impacted by the resurgence of COVID-19. Our supply chains and manufacturing were impacted by lock-downs and containment measures implemented by local governments. As a result, production lead times for our existing models as well as the release dates of our new models were extended. Additional COVID-related precautionary measures taken at ports have resulted in delays in customs clearing. Finally, shortages of shipping containers, indirectly as a result of the COVID-19 pandemic, have resulted in increased transportation costs, inefficient order fulfillment and significant order backlog during the year ended December 31, 2021. This challenge has impacted the timing of sales to some of our customers as we work to manage product availability and in certain cases adjust orders and shipping with our suppliers, manufacturing partners and customers.

Measures taken to contain the COVID-19 pandemic, such as travel restrictions, quarantines, shelter-in-place, and shutdowns, have affected and may continue to affect our workforce and operations, and those of our vendors, suppliers, and channel and manufacturing partners. Restrictions on our operations or workforce, or similar limitations for others, may affect our ability to meet customer demand. We have taken and will continue to take risk mitigation actions that we believe are in the best interests of our employees, customers, suppliers, and other partners. Work-from-home and other measures may create additional operational risks, including heightened cybersecurity risks. These measures may not be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and impair our ability to perform critical functions.

We continue to monitor the broader economic conditions to monitor impacts to macro supply chain issues that remain in the aftermath of the COVID-19 pandemic. The residual impacts of the COVID-19 pandemic continues to cause disruption and volatility in the global debt and capital markets, which may increase our cost of capital and adversely affect our access to capital developments related to the COVID-19 pandemic have been unpredictable, and additional impacts and risks may arise that we are not aware of or are not able to respond to in an effective manner and may have the effect of exacerbating the other risks discussed in this “Risk Factors” section.

Global economic conditions could materially and adversely affect our business, financial condition, operating results and prospects.

The global macroeconomic environment is facing challenges, and the uncertain state of the global economy continues to impact businesses around the world, including as a result of COVID-19. If global economic and financial market conditions do not improve or further deteriorate, our business, financial condition, operating results and prospects may be materially and adversely affected. Some of the factors that could materially and adversely affect us include:

•
Slower spending may result in reduced demand for our ECVs, reduced orders from our channel partners, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins.

•
Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition. We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar.

•	Volatility in the availability and prices for commodities and raw materials we use in our ECVs from our supply chain could have a material adverse effect on our costs, gross margins and profitability.

•	Instability in global financial and capital markets may impair our ability to raise additional equity or debt financing on reasonable terms or at all in order to grow our business.

Our financial results may vary significantly from period-to-period due to the seasonality of our business and fluctuations in our operating costs.

Our operating results may vary significantly from period-to-period due to many factors, including seasonal factors that may have an effect on the demand for our ECVs. Demand for vehicles in the automotive industry in general typically decline over the winter season, while sales are generally higher during the spring and summer months. Our limited operating history makes it difficult for us to judge the exact nature or extent of the seasonality of our business. Also, any unusually severe weather conditions in some markets may impact demand for our vehicles. Our operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand.

We also expect our period-to-period operating results to vary based on our operating costs which we anticipate will increase significantly in future periods as we, among other things, design and develop additional ECVs and components, establish new channel partners relationships, establish new local assembly facilities and technology support and research and developments centers, and increase our general and administrative functions to support our growing operations. In addition, our channel partner network includes companies that have in the past, and may in the future, experience financial difficulty and, in some instance, have been unable to pay amounts owed to us on a timely basis, or at all. This has led us to from time to time recognize provision for doubtful accounts that vary from period to period and are difficult to anticipate. As a result of these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

Our distributed manufacturing methodology and channel partner network model is different from the predominant current distribution model for automotive manufacturers, which makes evaluating our business, financial condition, operating results and prospects difficult.

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on “private label” channel partners to assemble the Metro® from vehicle kits that we manufactured in our facilities. With the introduction of our new ECV models, we have begun the process of shifting the manufacturing of our vehicle kits, and in some cases fully assembled vehicles, to third party OEM manufacturing partners and, in the case of vehicle kits, assembling in our own facilities in North America and Europe. This model of vehicle distribution is relatively new and unproven and subjects us to substantial risk. For example, our success depends in large part on our ability to effectively establish and maintain successful relationships with manufacturing partners and channel partners and for them to implement successful processes for manufacturing our vehicles or marketing, sales, and servicing, respectively.

Our business model is subject to numerous significant challenges and uncertainties, some of which are outside of our control, and we may not be successful in addressing these challenges. For instance, we have limited control or oversight over our manufacturing partners and channel partners. To the extent a manufacturing partner or channel partner is not conducting its business in an ethical manner or is not performing to the required standards, we have limited recourse. Our manufacturing partner and channel partner networks are based solely on contractual arrangements and such contractual arrangements do not currently, and may not into the future, provide us with adequate oversight over our channel partners to protect our reputation.

Additionally, in certain markets we intend to increase direct sales to dealers, upfitters, enterprises and government organizations, which will require that we add overhead and business structures to service a direct sales business model that we do not currently have in place.

Our business plans require will additional capital in the future, which may not be available to us on acceptable terms or at all.

Our business plans will require additional capital in the future, including to open new facilities (including assembly facilities), grow the number of our channel partners and markets in which we operate and support the production of our new ECV series. We expect that our level of capital expenditures may be significantly affected by channel partners’ customer demand for our ECVs. The fact that we have a limited operating history means we have limited historical data regarding the demand for our products and services and our future capital requirements. As a result, our future actual capital requirements may be uncertain and actual capital requirements may be materially different from those we currently anticipate.

We may seek equity or debt financing to finance a portion of our capital requirements in the future. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all. Our ability to obtain the necessary financing to carry out our business plans is subject to a number of factors, including general market conditions and investor acceptance of our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, and delay or cancel our planned activities.

As we shift component and vehicle kit manufacturing to qualified suppliers and manufacturing partners, we may have to shorten the useful lives of any equipment to be retired as a result, and the resulting acceleration in our depreciation could adversely affect our financial results

We have invested in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, throughout 2021 and well into 2022, we continued to shift component manufacturing to qualified suppliers. Continuing into 2023, we have also outsourced vehicle kit manufacturing (and, in some instances, vehicle assembly) for our new ECV series to manufacturing partners to reduce our capital expenditure requirements. As we shift component and vehicle kit manufacturing of our new ECV series to our qualified suppliers and manufacturing partners, respectively, we may have to shorten the useful life of any equipment we retire as a result, which would require that we accelerate the depreciation on such equipment. Any such accelerated depreciation on our equipment, to the extent we own such equipment, could adversely affect our results of operations.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

We may have limited insight into trends that may emerge and affect our business. This may result in our inability to accurately estimate the supply and demand for our vehicles. Beginning in the fourth quarter of 2021 and continuing into the first quarter of 2022, we introduced into the market the Neibor® and Logistar™ series of ECVs as well as the Teemak™ off-road ECV. We cannot predict whether these new ECV models will be readily adopted by channel partners and end-users in their respective markets. We may need to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our channel partners. Currently, there is no or limited historical basis for making judgments on the demand for our planned or existing vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our channel partners could be delayed, which would harm our business, financial condition and operating results.

Our ECVs use lithium-ion battery cells, which have the potential to catch fire or vent smoke and flame and may lead to additional concerns about batteries used in automotive applications.

The battery packs in our ECVs use lithium-ion cells, and we intend to use lithium-ion cells in our future ECV products. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Extremely rare incidents of laptop computers, cell phones and EV battery packs catching fire have focused consumer attention on the safety of these cells.

These events have raised concerns about batteries used in automotive applications. To address these questions and concerns, a number of battery cell manufacturers are pursuing alternative lithium-ion battery cell chemistries to improve safety. The battery packs used in our ECVs may need to be redesigned, which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve us, could seriously harm our business.

The majority of the battery packs we use in our ECVs are shipped in a “just in time” fashion so that we are generally not housing them for a long period of time. Nonetheless, we may in the future store lithium-ion cells at our facilities from time to time. Any incident involving battery cells may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, we cannot assure you that a safety issue or fire related to the cells would not disrupt our operations. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any type of battery failure in relation to a competitor’s ECV may cause indirect adverse publicity for us and our ECVs. Such adverse publicity could negatively affect our brand and harm our business, financial condition, operating results and prospects.

We have identified a material weakness in our internal control over financial reporting that could materially harm our company. If we fail to remediate the material weakness, or if we experience material weaknesses in the future, we may not be able to accurately and timely report our financial condition or results of operations, which may adversely affect investor confidence in us.

Prior to the closing of the Combination, Cenntro was a private company with limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies. As a private company, historically Cenntro had not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U.S. GAAP.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of its 2019 and 2020 financial statements, Cenntro’s management identified a material weakness in its internal control over financial reporting. Specifically, Cenntro did not historically have adequate accounting staff generally in its finance and accounting department, particularly with respect to (i) the preparation of financial statements prepared in accordance with U.S. GAAP and the inclusion of proper disclosures in the related footnotes, and (ii) the design, documentation and implementation of internal controls surrounding risk management and financial reporting processes. During the preparation of the Company’s consolidated and combined financial statements for the year ended December 31, 2022, management reassessed the Company’s internal control over financial reporting. Although controls and supervision over risk management and financial reporting processes have improved, management has concluded that the Company continues to have this material weakness in its internal control over financial reporting.

Management has taken and is continuing to take actions to remediate this material weakness and is taking steps to strengthen our internal control over financial reporting and risk management. In April 2021, we hired an experienced Chief Financial Officer, Mr. Edmond Cheng. Also, as a result of the Combination, internal control over financial reporting and risk management is now overseen by an audit committee with significant experience in overseeing the preparation of financial statements in accordance with U.S. GAAP and compliance with the reporting requirements of the Securities and Exchange Commission (the “SEC”). In 2022, we steadily increased our finance team resources based in our Freehold, NJ, headquarter office.  Our Financial Controller for North America joined us in January 2022 and she is a CPA license holder. As of the date of this report, we have a total of six professionals on our Finance team in the United States including three certified public accountants (CPAs) and one staff accountant who has passed the CPA exams with public accounting experience. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. We have also retained a consulting firm to assist us to assess our compliance with The Sarbanes-Oxley Act in addition to helping us (i) further develop and implement formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) address the accounting function’s staffing needs and training and strengthen our internal control processes. This material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

To the extent we are unable to remediate this material weakness or identify future material weaknesses in our internal control over financial reporting, such material weakness could severely inhibit our ability to accurately report our financial condition or results of operations and could cause future investors to lose confidence in the accuracy and completeness of our financial reports, we could become subject to litigation from investors and shareholders, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Risks Related to Our Industry

The unavailability or reduction of government and economic incentives or the elimination of regulatory policies which are favorable for ECVs could materially and adversely affect our business, financial condition, operating results and prospects.

Our business depends significantly on government subsidies, economic incentives and government policies that support the growth of new energy vehicles generally and ECVs specifically. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of ECVs, fiscal tightening or other factors may result in the diminished competitiveness of the alternative fuel vehicle industry generally or our ECVs in particular. Any of the foregoing could materially and adversely affect our business, financial condition, operating results and prospects.

Our future growth is dependent upon end-users’ willingness to adopt ECVs.

Our growth is highly dependent upon the adoption by national and local governments and the commercial vehicle market of, and we are subject to a risk of any reduced demand for, alternative fuel vehicles in general and ECVs in particular. The market for alternative fuel vehicles (including ECVs) is relatively new and rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for ECVs in North America, Europe, Asia or elsewhere does not develop as we expect, or develops more slowly than we expect, our business, financial condition, operating results and prospects will be harmed. Other factors that may influence the adoption of alternative fuel vehicles, and specifically ECVs, include:

•
perceptions about electric vehicle quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;

•	perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including electric vehicle systems;

•	the limited range over which electric vehicles may be driven on a single battery charge and the speed at which batteries can be recharged;

•	the decline of an electric vehicle’s range resulting from deterioration over time in the battery’s ability to hold a charge;

•	concerns about electric grid capacity and reliability;

•	the availability of new energy vehicles, including plug-in hybrid electric vehicles and vehicles powered by hydrogen fuel;

•	improvements in the fuel economy of the internal combustion engine;

•	the availability of service for electric vehicles;

•	the environmental consciousness of end-users;

•	access to charging stations, standardization of electric vehicle charging systems and perceptions about convenience and cost to charge an electric commercial vehicle;

•	the availability of tax and other governmental incentives to purchase and operate electric vehicles or future regulation requiring increased use of nonpolluting vehicles;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

Any of the factors described above may cause our channel partners and their customers not to purchase our ECVs. If the market for ECVs does not develop as we expect or develops more slowly than we expect, our business, financial condition, operating results and prospects will be adversely affected.

Continued elevated levels of inflation could adversely impact our business and results of operations.

Adverse and uncertain economic conditions and, in particular, the impact of global general price inflation, may negatively impact our business and operating results. We have experienced, and expect to continue to experience, price increases from, among other things, our component suppliers. Sustained inflation, combined with key component shortages, may require us to raise the prices of our ECVs in order to offset cost increases, which may negatively impact the demand for our vehicles. As a result, our channel partners may become more conservative in response to such conditions and seek to reduce their inventories. Conversely, to the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our channel partners, which will adversely affect our profitability. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our channel partners, our ability to attract new channel partners, the financial condition of end-consumers in the commercial ECV market and our ability to provide ECVs that appeal to our channel partners and other direct customers at a competitive upfront cost. Unfavorable macroeconomic conditions may lead our channel partners to reduce, delay, curtail or cancel proposed or existing contracts, decrease the overall demand for our ECVs or otherwise adversely affect our results of operations. The duration and severity of the current inflationary period cannot be estimated with precision.

We could experience cost increases or disruptions in the supply of raw materials or components used in our vehicles, and a shortage of key components, such as semiconductors, can disrupt our production of ECVs.

We incur significant costs related to the procuring of raw materials and components required to manufacture our vehicles. Our ECVs use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel and cobalt, as well as key component inputs such as semiconductors. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials, and could adversely affect our business and operating results. In particular, the automotive industry is currently facing a significant shortage of semiconductors. The global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. As a result, the semiconductor supply shortage has had, and will continue to have, a negative impact on our vehicle production. To date, we have experienced price increases and delays that have impacted a variety of our key components, including, for example, our motor controls, battery management system and charging.

Due to shortages related to the impact of COVID-19 and other factors, our vendors are also experiencing substantial increases in the price of commodities such as steel and lithium, which are key raw materials in the manufacture of our chassis and batteries, respectively. Such shortages have had, and will continue to have, a negative impact on vehicle production, gross profit margin due to sales volume, product delivery time and revenue recognition due to profitability. Our operating results for the year ended December 31, 2022, have been significantly impacted by such shortages and we expect such shortages to continue for the foreseeable future.

Increases in the cost, disruptions of supply or shortages of lithium-ion batteries could harm our business.

Our business depends on the continued supply of battery cells for our vehicles. Battery cell manufacturers may refuse to supply battery cells to electric vehicle manufacturers to the extent they determine that the vehicles are not sufficiently safe. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery cells. These risks include:

•
the inability or unwillingness of current battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of lithium-ion cells required to support the growth of the electric vehicle industry as demand for such cells increases;

•	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers; and

•	an increase in the cost or shortages of raw materials, such as lithium, nickel and cobalt, used in lithium-ion cells.

Any disruption in the supply of battery cells could temporarily disrupt the planned production of our ECVs until such time as a different supplier is fully qualified. Furthermore, strong growth in sales of our ECVs may in some instances outpace the production and availability of lithium-ion batteries, which could result in substantial increases in the price of batteries used in our vehicles. Substantial increases in the prices for lithium-ion batteries would increase our operating costs, and could reduce our gross margins if we cannot recoup the increased costs through increased ECV prices. Over the past three years, beginning with the COVID-19 crisis in early 2020, lithium-ion battery shortages have increased lead times for procurement and caused significant price increases over such period. Such shortages have had, and will continue to have, a negative impact on vehicle production, gross profit margin, product delivery time and revenue recognition. Our operating results for the year ended December 31, 2022 have been significantly impacted by such shortages and we expect such shortages to continue for the foreseeable future.

Developments in alternative technologies or improvements in the internal combustion engine may materially and adversely affect the demand for our ECVs.

Significant developments in alternative technologies, such as advanced diesel, ethanol, hydrogen fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, financial condition, operating results and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay the development and introduction of new and enhanced EVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automotive industry generally, and the ECV segment in particular, are highly competitive, and we will be competing for sales with both ICE commercial vehicles and other ECVs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of ECVs. We expect competition for ECVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in ECV technology, and we may suffer a resulting decline in our competitive position, which would materially and adversely affect our business, financial condition, operating results and prospects. Our research and development efforts, as well as our manufacturing and supply chain capacity, may not be sufficient to adapt to changes in ECV technology. As technologies change, we plan to upgrade or adapt our ECVs and introduce new models in order to continue to provide our ECVs with the latest technology, including battery cell technology. However, our ECVs may not compete effectively with ECVs manufactured and marketed by our competitors if we are not able to develop and integrate the latest technology into our ECVs.

Risks Related to Legal and Regulatory Matters

Our business is subject to substantial regulations, which are evolving, and unfavorable changes or the failure by us or our channel partners to comply with these regulations could materially and adversely affect our business, financial condition, operating results and prospects.

Motor vehicles are subject to substantial regulation under U.S. federal, state and local laws as well as the laws of each of our target markets. We incur significant costs to comply with these regulations, including obtaining required vehicle certifications in the jurisdictions in which our ECVs are sold, and we may be required to incur additional costs related to any changes to such regulations. Any failures by us or our channel partners to comply with existing or future regulations could result in significant expenses, vehicle recalls, delays or fines. We and our channel partners are subject to laws and regulations applicable to the supply, manufacture, import, sale and service of automobiles internationally. For example, in countries outside of the United States, we or our channel partners are required to meet standards relating to vehicle safety and testing, fuel economy, battery safety, transportation, testing and recycling and greenhouse gas emissions, among other things, that are often materially different from requirements in the United States, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements. See “Business-Governmental Regulations.”

Compliance with various regulations pertaining to ECVs in our various target markets may limit our ability to sell certain of our ECV models in such markets. For example, under the Small Series Type Approval for N1 qualification in the European Union, the Metro® is limited to annual sales of only 1,500 units in the EU market.

To the extent U.S. or international laws change, some or all of our vehicles may not comply with any new applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected.

Our ECVs may be subject to product liability claims or recalls which could cause us to incur expenses, damage our reputation or result in a diversion of management resources.

As manufacturer of record of our ECVs (except in the case of vehicles assembled by our private label channel partners), we may be responsible for product liability claims or costs associated with product recalls. We may be subject to lawsuits resulting from injuries associated with the use of the ECVs that we design, manufacture and sell to our channel partners. We may incur losses relating to these claims or the defense of these claims. Our ECVs may also be subject to recalls if any of our ECV designs prove to be defective, or our channel partners may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources and could damage our reputation with both our channel partners and their customers. Any claims or recalls associated with our ECVs could exceed our insurance coverage and materially and adversely affect our business, financial condition, operating results and prospects.

We face risks associated with our global operations and expansion, including unfavorable regulatory, political, legal, economic, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have international operations and subsidiaries in various countries and jurisdictions, and we expect to expand and optimize our channel partner network internationally and to invest in new manufacturing and assembly facilities in various jurisdictions as part of our growth plan. Accordingly, we and our products are subject to a variety of legal, political and regulatory requirements and social and economic conditions over which we have little control. For example, we may be impacted by trade policies, political uncertainty and economic cycles involving geographic regions where we have significant sales or operate.

We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our ECVs and require significant management attention. These risks include:

•	conforming our products to various international regulatory and safety requirements in establishing, staffing and managing foreign operations;

•	challenges in attracting channel partners;

•	compliance with foreign government taxes, regulations and permit requirements;

•	our ability to enforce our contractual rights and intellectual property rights;

•	compliance with trade restrictions and customs regulations as well as tariffs and price or exchange controls;

•	fluctuations in freight rates and transportation disruptions;

•	fluctuations in the values of foreign currencies;

•	compliance with certification and homologation requirements; and

•	preferences of foreign nations for domestically manufactured products.

In many of these markets, long-standing relationships between potential customers and their local partners and protective regulations and disparate networks and systems used by each country will create barriers to entry.

We are currently selling our ECVs in North America, Europe and Asia, and, as a result, we are subject to laws and regulations in those jurisdictions that are applicable to the import and/or sale of electric vehicles. For example, we are required to meet vehicle-specific safety standards that are often materially different across markets, thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance. For each of the markets in which we sell our ECVs, we must obtain advanced approval from regulatory agencies regarding the proper certification or homologation of our vehicles to enter into these markets. This process necessitates that regulatory officials in each market review and certify our vehicles prior to market entry. Any delay in the homologation process could adversely impact our ability to introduce any of these ECV models in their respective markets on our planned timeframe, which could adversely affect our business, financial condition and operating results and harm our reputation.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

Any failure to adequately protect our intellectual property rights could result in the weakening or loss of such rights, which may allow our competitors to offer similar or identical products or use identical or confusingly similar branding, potentially resulting in the loss of some of our competitive advantage, a decrease in our revenue or an attribution of potentially lower quality products to us, which would adversely affect our business, financial condition, operating results and prospects. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright protection, trademarks, intellectual property licenses and other contractual rights to establish and protect our intellectual property rights in our technology. Our registered patents are under PRC law and have not been given reciprocal treatment and protection under the laws of either the United States or the European Union. We may be unable to adequately protect our proprietary technology and intellectual property from use by third parties.

The protection provided by patent laws is and will be important to our business. However, such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our pending patent applications may not result in the issuance of patents;

•	our patents may not be broad enough to protect our commercial endeavors;

•	the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented technology or for other reasons;

•
the costs associated with obtaining and enforcing patents in the countries in which we operate, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; or

•	current and future competitors may independently develop similar technology, duplicate our vehicles or design new vehicles in a way that circumvents our intellectual property protection.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protections. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States and policing the unauthorized use of our intellectual property is difficult. For example, historically the implementation and enforcement of PRC intellectual property-related laws have been limited. Accordingly, protection of intellectual property rights in China may not be as effective as in the United States or other countries.

Some of the components in our supply chain are co-designed with third-party vendors, who are generally restricted from selling parts that are co-designed with us to other parties. However, in the event we discontinue our purchases of such co-designed components from our vendors, these vendors may no longer be restricted from selling such co-designed components to third parties.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our vehicles or vehicle kits, which could make it more difficult for us to operate our business. From time to time, we receive notices from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits against us alleging infringement of such rights or otherwise assert their rights and seek licenses. Even if we are successful in these proceedings, any intellectual property infringement claims against us could be costly, time-consuming, harmful to our reputation, and could divert the time and attention of our management and other personnel or result in injunctive or other equitable relief that may require us to make changes to our business, any of which could have a material adverse effect on our financial condition, cash flows, results of operations or prospects. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling vehicles or incorporating or using designs or offering goods or services that incorporate or use the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign our vehicles or other goods or services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, financial condition, operating results and prospects could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management attention.

In addition, we have agreed, and expect to continue to agree, to indemnify our channel partners for certain intellectual property infringement claims regarding our products. As a result, if infringement claims are made against our channel partners, we may be required to indemnify them for damages (including expenses) resulting from such claims or to refund amounts they have paid to us.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

Our business operations may generate noise, wastewater, end-of-life batteries, gaseous byproduct and other industrial waste. We are required to comply with all applicable national and local regulations regarding the protection of the environment. We believe we are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental rules or regulations, we may be liable for cleanup costs or be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to adequately restrict the unauthorized discharge of, hazardous substances or comply with other environmental regulations could subject us to potentially significant monetary damages and fines or suspensions to our business operations. Additionally, as we expand our local assembly capabilities in our target markets, our expansion will necessarily increase our exposure to liability with respect to environmental regulations and the fines and injunctive actions related thereto and require us to spend further resources and time complying with complex environmental regulations in such jurisdictions.

Contamination at properties currently or formerly owned or operated by us, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). The U.S. government can impose liability on us under CERCLA for the full amount of remediation-related costs of a contaminated site without regard to fault. Such costs can include those associated with the investigation and cleanup of contaminated soil, ground water and buildings as well as to reverse impacts to human health and damages to natural resources.

Pursuant to the Environmental Protection Law of the PRC, which was adopted on December 26, 1989, and amended on April 24, 2014, effective on January 1, 2015, any entity which discharges pollutants must adopt measures to prevent and treat waste gas, waste water, waste residue, medical waste, dust, malodorous gas, radioactive substances generated in manufacturing, construction or any other activities as well as environmental pollution and hazards such as noise, vibration, ray radiation, electromagnetic radiation etc. Environmental protection authorities impose various administrative penalties on entities in violation of the Environmental Protection Law, including warnings, fines, orders to rectify within a prescribed period, cease construction, restrict or suspend production, make recovery, disclose relevant information or make an announcement, or seize and confiscate facilities and equipment which cause pollutant emissions, the imposition of administrative action against relevant responsible persons, and orders to shut down enterprises. In addition, pursuant to the Civil Code of the PRC, which was adopted on May 28, 2020, and became effective on January 1, 2021, in the event of damage caused to others as a result of environmental pollution and ecological destruction, the actor will bear tortious liability. In the event a party, in violation of laws and regulations, intentionally pollutes the environment or damages the ecology, thereby causing serious consequences, the infringed party is entitled to claim appropriate punitive damages. Any violations of the Environmental Protection Law or the Civil Code of the PRC could expose us to liabilities including fines and damages that could impact our business, prospects, financial condition and operating results.

China has implemented several regulations, policies and measures to regulate the batteries used in ECVs, which cover the security standards, recycling activities and other specifications. For example, the Interim Measures for the Management of the Recycling of Power Battery in New Energy Vehicles (“PRC Battery Measures”) regulate the recycling and disposal of end-of-life batteries for new energy vehicles. The PRC Battery Measures provide that manufacturers of new energy vehicles must take primary responsibilities of the recycling of batteries and are required, for instance, to transfer batteries that have been damaged during manufacturing to vendors that provide recycling services, and to maintain records of the vehicles they have manufactured, the identification codes of the batteries incorporated into the vehicles, and the owners of the vehicles. The batteries used in our ECVs are also subject to a number of national standards in China, including functional safety requirements and testing methods for the battery management system of electric vehicles.

The EU has specific regulations on batteries and the disposal of batteries to minimize the negative environmental effects of batteries and hazardous waste. The EU Battery Directive (2006/66/EC) (the “EU Battery Directive”) is intended to cover all types of batteries regardless of their shape, volume, weight, material composition or use. It is aimed at reducing mercury, cadmium, lead and other metals in the environment by minimizing the use of these substances in batteries and by treating and re-using old batteries. This directive applies to all types of batteries except those used to protect European Member States’ security, for military purposes, or sent into space. To achieve these objectives, the EU Battery Directive prohibits the marketing of some batteries containing hazardous substances. It establishes processes aimed at high levels of collection and recycling of batteries with quantified collection and recycling targets. The directive sets out minimum rules for producer responsibility and provisions with regard to labeling of batteries and their removability from equipment. Product markings are required for batteries and accumulators to provide information on capacity and to facilitate reuse and safe disposal. We currently ship our ECVs pursuant to the requirements of the directive. Our current estimated costs associated with our compliance with this directive based on our current market share are not significant. However, we continue to evaluate the impact of this directive as European Union member states implement guidance, and actual costs could differ from our current estimates.

In December 2020, the European Commission adopted a proposal to revise the EU Battery Directive. The proposal is designed to modernize the EU’s regulatory framework for batteries to secure the sustainability and competitiveness of battery value chains. It could introduce mandatory requirements on sustainability (such as requiring responsible sourcing of raw materials, restrictions on the use of hazardous substances, carbon footprint rules, minimum recycled content targets, performance and durability criteria), safety and labelling for the marketing and putting into service of batteries, and requirements for end-of-life management including to facilitate the repurposing of industrial and electric-vehicle batteries as stationary energy storage batteries. The proposal also includes due diligence obligations for economic operators as regards the sourcing of raw materials.

The EU Restriction of Hazardous Substances Directive 2002/95/EC (the “RoHS Directive”) places restrictions on the use of certain hazardous substances in electrical and electronic equipment. All applicable products sold in the European Union market after July 1, 2006 must comply with EU RoHS Directive. While this directive does not currently affect our ECVs in any meaningful way, should any changes occur in the directive that would affect our ECVs, we will need to comply with any new regulations that are imposed.

Our noncompliance with any of these regulations may materially and adversely affect our operations or financial condition.

We seek to continuously expand and improve our information technology systems and use security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted, and our operating results and reputation could be harmed.

We seek to continuously expand and improve our information technology systems, including implementing new internally developed and/or external industry standard enterprise resource planning systems (“ERP systems”), to assist us in the management of our business. We maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber-attacks. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance and supply chain processes. Despite network security and back-up measures, our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite precautionary measures to prevent unanticipated problems that could affect our information technology systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver ECVs, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

We cannot assure you that any of our new information technology systems or their required functionality will be effectively implemented, maintained or expanded as planned. If we do not successfully maintain our information technology or expand these systems as planned, our operations may be disrupted, our ability to accurately or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may adversely affect our ability to certify our financial results. Moreover, our proprietary information could be compromised or misappropriated, and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

International jurisdictions have their own data security and privacy legal framework with which companies or their customers must comply. The collection, use, storage, transfer, and other processing of personal data regarding individuals in the European Economic Area is governed by the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. It contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other things, the GDPR regulates transfers of personal data subject to the GDPR to countries outside of the European Union that have not been found to provide adequate protection to such personal data, including the United States. The European Data Protection Board has issued draft guidance requiring additional measures be implemented to protect EU personal data from foreign law enforcement, including in the U.S. These additional measures may require us to expend additional resources to comply.

The GDPR also introduced numerous privacy-related changes for companies operating in the European Union, including greater control for data subjects, increased data portability for EU consumers, data breach notification requirements and increased fines. Fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain GDPR requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions but also to transfers of information between us and our subsidiaries, including employee information.

The European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life, in contrast to the GDPR, which focuses on protection of personal data. The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. While the new legislation contains protections for those using communications services (for example, protections against online tracking technologies), the timing of its proposed enactment following the GDPR means that additional time and effort may need to be spent addressing differences between the ePrivacy Regulation and the GDPR. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements to use communications content and metadata and other data collected from connected devices and physical objects, including our ECVs which are fitted with networking devices.

Following the United Kingdom’s (the “UK”) exit from the European Union, the GDPR was transposed into UK law (“UK GDPR”) as supplemented by the UK Data Protection Act 2018. As a result, the UK GDPR will not automatically incorporate any changes made to the GDPR going forward (which would need to be specifically incorporated by the UK Government). At present, the GDPR and the UK GDPR are broadly similar and have parallel regimes, which have not yet diverged significantly. However, the UK Government has launched a public consultation on proposed reforms to the data protection framework in the UK. This may lead to future divergence and variance between the two regimes.

In addition, China has laws relating to the supervision of data and information protection. The Cybersecurity Law regulates the activities of “network operators,” which include companies that manage any network under PRC jurisdiction. As such, certain of our PRC subsidiaries may be regarded as network operators under the Cybersecurity Law, since our ECVs are fitted with networking devices. The Cybersecurity Law requires that the collection of personal data is subject to consent by the person whose data is being collected.

On June 10, 2021, China enacted the Data Security Law of the PRC (“DSL”), which became effective as of September 1, 2021. The DSL introduces several changes and new features to data security regulation and a comprehensive data security regime, which authorizes national departments to conduct stricter supervision of data in China. For example, the PRC government will establish a catalogue of crucial data categories and promulgate stricter regulations over the protection of such crucial data listed in the catalogue. The DSL also will introduce the concept of “National Core Data,” which refers to data related to, among other topics, national security, the PRC economy, and significant public interests, and provides that stricter regulations may be imposed on such National Core Data. The cross-border transfer of domestic data as required by non-PRC judicial or enforcement authorities is also subject to the approval of competent Chinese authorities.

Compliance with the GDPR, the UK GDPR, the new ePrivacy Regulation, as well as the Cybersecurity Law and DSL in China, may involve substantial operational costs or require us to change business practices. While we have not had a substantial presence in the European Union historically, in January 2022, we opened our European Operations Center in Dusseldorf, Germany and, in March 2022, we acquired a 65% equity interest in Tropos Motors Europe GmbH (“TME”), a “private label” channel partners that assembles and distributes branded ECVs based on our Metro® called the ABLE and one of our largest customers since 2019. As a result, we may be required to comply with certain provisions of the GDPR and the new ePrivacy Regulation (once effective). As a result, we may need to undertake an update of certain of our business practices, including (i) updating internal records, policies and procedures; (ii) updating publicly facing privacy notices and consent mechanisms, where required; (iii) implementing employee privacy training; (iv) appointing an individual responsible for privacy compliance; (v) implementing an inter-group data transfer agreement; (vi) reviewing/updating contracts with vendors that process data on our behalf, and (vii) implementing an audit framework. Furthermore, if we begin selling our ECVs directly to end-users in the European Union, UK or China, we would likely be required to comply with additional regulatory requirements. To the extent we become subject to any such regulations, our noncompliance could result in proceedings by governmental entities, customers, data subjects or others and may result in fines, penalties, and civil litigation claims.

Our ECVs are fitted with a networking device connecting the vehicle to our proprietary cloud-based software, which enables end-users to collect data about vehicle configuration, vehicle status and user efficiency through a system of digitally enabled components, which we sometimes refer to as “smart components.” With the permission of the end-users of the vehicles, we received data collected from approximately 950 Metro® units that we put into service through a company affiliated with our former parent company, CAG Cayman, in the Chinese market. This data included vehicle-specific data collected for operational analysis, which we used to make improvements in the quality and durability of such components. We enable end-users to collect, store and analyze data using tools that we have developed but we do not have access to this end-user collected data unless we request and receive access from the end-user. We do not currently collect, use or store any vehicle-specific or driver-specific data in any region and do not intend to do so in the future.

To the extent we are required to comply with regulations under the GDPR, the UK GDPR, the ePrivacy Regulation (once effective), the Cybersecurity Law and the DSL (collectively, the “Data Security Regulations”), any non-compliance could adversely affect our business, financial condition, results of operations and prospects. Compliance with Data Security Regulations may be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future activities.

Any unauthorized control or manipulation of our ECV’s information technology systems could result in loss of confidence in us and our ECVs and harm our business.

Our ECVs are equipped with complex information technology systems. For example, our ECVs are designed with built-in data connectivity to improve their functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our ECVs and their systems. However, hackers may attempt in the future to gain unauthorized access to modify, alter and use such networks and ECV systems to gain control of, or to change, our ECVs’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our ECVs. In addition, there are limited preventative measures that we can take to prevent unauthorized access to our information technology network by an employee that is knowledgeable about our information technology network and its various safeguards. We encourage reporting of potential vulnerabilities in the security of our ECVs, and we aim to remedy any reported and verified vulnerability. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

Any unauthorized access to or control of our ECVs or their systems or any loss of data could result in legal claims or proceedings. In addition, regardless of their veracity, reports of unauthorized access to our ECVs, their systems or data, as well as other factors that may result in the perception that our ECVs, their systems or data are capable of being “hacked,” could adversely affect our brand, business, financial condition, operating results and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition, prospects and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct activities, including the U.S. Foreign Corrupt Practices Act, or FCPA and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition, prospects and reputation.

We have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Noncompliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition, prospects and reputation. In addition, changes in economic sanctions laws in the future could adversely affect our business and investments in our shares.

Risks Related to Doing Business in China

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on our business, results of operations, financial condition and prospects.

A significant amount of our assets and operations are located in China. Accordingly, our business, financial condition, results of operations and prospects may be influenced by political, economic and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. In some instances, these regulatory measures could negatively impact us. For instance, the Chinese government restricts foreign direct investment in certain industries, which could in the future, if such restrictions are expanded to include the ECV industry, limit our ability to operate through Chinese subsidiaries.

Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our ECVs and adversely affect our competitive position. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our business, results of operations, financial condition and prospects may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may also adversely affect our business, results of operations, financial condition and prospects.

The PRC government may intervene or otherwise adversely affect our operations at any time, or may exert more control over foreign investment in issuers with operations in China, which could materially affect our operations.

The PRC government may intervene or otherwise adversely affect our operations at any time, or may exert more control over foreign investment in issuers with operations in China, which could materially affect our operations. For example, the PRC government has recently published new policies that significantly affected certain industries such as the education and Internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding the electric commercial vehicle or any other related industry that could adversely affect the business, financial condition and results of operations of our company. Furthermore, the PRC government has also recently indicated an intent to exert more oversight and control over foreign investment in companies with China-based operations. Rules and regulations in China can change with little advance notice. Any such action, once taken by the PRC government, could cause the value of such securities to significantly decline.

Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on certain activities in the securities market, enhancing supervision over China-based companies listed overseas (particularly those using variable interest entity structures), adopting new measures to extend the scope of cybersecurity reviews (particularly for companies that process large amounts of sensitive consumer data), and expanding efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative bodies will respond, what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations or the ability to accept foreign investments.

Uncertainties with respect to the Chinese legal system could materially and adversely affect us and may restrict the level of legal protections to foreign investors.

China’s legal system is based on statutory law. Unlike the common law system, statutory law is based primarily on written statutes. Previous court decisions may be cited as persuasive authority but do not have a binding effect. Although the Supreme People’s Court has determined and issued guiding caselaw that courts should refer to when trying similar cases, it may not sufficiently cover all aspects of economic activities in China. Since 1979, the Chinese government has been promulgating and amending laws, regulations and relevant interpretations regarding economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, since these laws and regulations are relatively new, and the Chinese legal system continues to rapidly evolve, the interpretation of many laws, regulations and rules is not always uniform, and enforcement of these laws, regulations and rules may involves uncertainties, which may limit legal protections available to us.

In addition, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. The legal system in China may not provide investors with the same level of protection as in the United States or Australia. We are governed by laws and regulations generally applicable to local enterprises in China. Many of these laws and regulations are still being continuously revised and improved. Interpretation, implementation and enforcement of the existing laws and regulations can be uncertain and unpredictable and therefore may restrict the legal protections available to foreign investors.

We currently conduct a significant amount of our operations through our subsidiaries established in China. Adverse regulatory developments in China may subject us to additional regulatory review or regulatory approval, and additional disclosure requirements. Also, regulatory scrutiny in response to recent tensions between the United States and China may impose additional compliance requirements for companies like ours with significant China-based operations. These developments could increase our compliance costs or subject us to additional disclosure requirements.

We currently conduct a significant amount of our operations through our subsidiaries established in China. Because of our corporate structure, we and our investors are subject to unique risks due to uncertainty regarding the interpretation and application of currently enacted PRC laws and regulations and any future actions of the PRC government relating to companies with significant PRC operations, and the possibility of sanctions imposed by PRC regulatory agencies, including the China Securities Regulatory Commission, if we fail to comply with their rules and regulations. For example, as a result of our PRC operations, we are subject to PRC laws relating to, among others, data security and restriction over foreign investments. Recent regulatory developments in China, in particular with respect to restrictions on companies with significant operations in China raising capital offshore, including companies that process large amounts of sensitive consumer data and companies with a variable interest entities structure, or a VIE structure, may lead to additional regulatory review or approval in China over our financing and capital raising activities in the U.S. capital markets. On December 28, 2021, the Cyberspace Administration of China (the “Cyberspace Administration”) and other competent authorities issued the amended Cybersecurity Review Measures (effective as of February 2022), which provides, among other things, that online platform operators (i.e., over one million users) must apply for cybersecurity review prior to public listings outside of China. Under such rules, the Cyberspace Administration has jurisdiction to review and limit foreign public listings of critical information infrastructure operators (data operators in industries such as energy, water conservancy and public services) and online platform operators with more than one million users (for example, companies that operate consumer platforms such as ride-sharing, personal banking or retail).

Additionally, on December 24, 2021, the China Securities Regulatory Commission (“CSRC”) published the Regulations of the State Council on the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments) and the Measures for the Administration of Overseas Issuance and Listing of Securities by Domestic Enterprises (Draft for Public Comments) for public comments, which will apply to a domestic enterprise that issues shares, depositary receipts, corporate bonds convertible into shares, or other securities of an equity nature outside of the PRC, or lists its securities for trading outside of the PRC.

On February 17, 2023, the CSRC issued the Overseas Offering and Listing Measures, which provides principles and guidelines for direct and indirect issuance of securities overseas by a Chinese domestic company. Under the Overseas Offering and Listing Measures, the substance rather than the form of issuance will govern when determining whether an issuance constitutes “indirect issuance of securities overseas by a Chinese domestic company”, and an issuance meeting the following two conditions simultaneously will be deemed as an “indirect issuance of securities overseas by a Chinese domestic company”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises, and (ii) the principal business is conducted or the principal business place is within the territory of mainland China, or the majority of senior management in charge of business operation are Chinese citizens or have habitual residence within the territory of mainland China. In the event any listing or issuance of securities has fallen under this definition, the issuer shall assign one of its related major Chinese domestic operating entities to make filings with the CSRC within three business days after its initial public offering or any offerings after the initial public offering. As the Company is an Australian company with (i) only partial business operations conducted within the territory of mainland China constituting less than 50% of our total financials on a consolidated basis, and (ii) does not have its principal business conducted or the principal business place within the territory of mainland China, or have majority of senior management in charge of business operation are Chinese citizens or have habitual residence within the territory of mainland China, we understand the Company’s listing and issuance of securities on Nasdaq will not constitute an indirect issuance of securities overseas by a Chinese domestic company under the Overseas Offering and Listing Measures. However, even if we were subject to the Overseas Offering and Listing Measures according to the Overseas Offering and Listing Notice, an issuer who has completed overseas issuance and listing before March 31, 2023 like us is not required to file with the CSRC for the offering or listing that is already completed but is required to make filings with the CSRC for its follow-on financing activities involving overseas offering or listing after the effective date of the Overseas Offering and Listing Measures. As such, we are not required to make filings with CSRC under the Overseas Offering and Listing Measures unless we qualify under the above criteria and conduct new overseas offerings of our securities in the future. As the Overseas Offering and Listing Measures is recently issued and the interpretations and implementation of such regulation still involve uncertainties, we cannot assure you that the Company, and its subsidiaries can complete the filings with the CSRC if the Company become subject to the Listing Measures intends to conduct new overseas offerings of its securities after March 31, 2023. In addition, since regulatory regime of the PRC for securities activities continues to rapidly evolve, we cannot assure you that we will not be required in the future to make filings with or obtain approvals from the CSRC or potentially other regulatory authorities in order to maintain the listing status on Nasdaq due to changes or passing of applicable laws, regulations, or interpretations in the future. In the event that it is determined that the Company, and its subsidiaries are required to make filings with or obtain approval from the CSRC or any other regulatory authority but fail to make such filings or obtain such approvals timely or at all, the PRC subsidiaries of the Company may be subject to non-compliance rectification order, warning letters or fines, which could materially and adversely affect our business, financial condition, and results of operations, and/or the value of our Ordinary Shares, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

In addition, on July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to VIE structures and whether the VIE and the issuer, when applicable, received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded.

We may face heightened scrutiny and negative publicity, which could result in a material change in our operations or significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline. Additionally, recent statements by PRC authorities and changes in PRC internal regulatory mandates, such as certain rules surrounding mergers and acquisitions, the Data Security Law, and rules related to entities using a variable interest entity structure, may target the Company due to our significant operations in China and impact our ability to conduct business, accept foreign investments, or maintain a listing on a U.S. exchange. We cannot predict the effects of future developments in the PRC legal system. We may be required in the future to procure additional permits, authorizations and approvals for our existing and future operations, which may not be obtainable in a timely fashion or at all and which could materially affect our operations as a business. The occurrence of any of the aforementioned regulatory obstacles or the inability to obtain such permits or authorizations may have a material and adverse effect on our business, financial condition and results of operations.

Increases in labor costs and enforcement of stricter labor laws and regulations in China may adversely affect our business and our profitability.

China’s overall economy and the average wage in China have increased in recent years and are expected to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits, will increase. Unless we are able to take effective measures to reduce labor costs or pass on these increased labor costs to those who pay for our ECVs, our profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees, limitation with respect to utilization of labor dispatching, applying for foreigner work permits, labor protection and labor condition and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. Pursuant to the PRC Labor Contract Law and its implementation rules, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration, determining the term of employee’s probation and unilaterally terminating labor contracts. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the PRC Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

In October 2010, the Standing Committee of the National People’s Congress promulgated the PRC Social Insurance Law, which came into effect on July 1, 2011 and was amended on December 29, 2018. On April 3, 1999, the State Council of the People’s Republic of China (the “State Council”) promulgated the Regulations on the Administration of Housing Funds, which was amended on March 24, 2002 and March 24, 2019. Companies registered and operating in China are required under the Social Insurance Law and the Regulations on the Administration of Housing Funds to apply for social insurance registration and housing fund deposit registration within 30 days of their establishment, and to pay for their employees different social insurance including pension insurance, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to the extent required by law, as well as housing provident funds. If we are deemed to have violated relevant social insurance and housing funds regulations, we could be subject to orders by the competent authorities for rectification and failure to comply with such orders may further subject us to administrative fines or other corresponding measures.

As the interpretation and implementation of labor-related laws and regulations are still evolving, our employment practices may violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. We cannot assure you that we have complied or will be able to comply with all labor-related law and regulations including those relating to obligations to make social insurance payments and contribute to the housing provident funds. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees or assume other responsibilities and our business, financial condition and results of operations will be adversely affected.

Fluctuations in the value of the RMB and restrictions on currency exchange may adversely affect our business.

The reporting currency of our U.S. subsidiary is the U.S. Dollar while our Chinese subsidiaries’ functional currency is RMB. Our Audited Financial Statements are presented in USD and will be affected by the foreign exchange rate of the Renminbi (“RMB”) against the USD. During the years ended December 31, 2022, 2021 and 2020, significant portions of our revenues were derived from the sales in the European Union and United States, denominated in Euros or USD, respectively, while our costs and expenses were primarily incurred in the PRC (and denominated in RMB). The value of the RMB against the Euro, USD and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, as well as currency market conditions and other factors.

Since July 21, 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. During the years ended December 31, 2022, 2021 and 2019, the RMB depreciated against the USD by approximately 8.2%, appreciated against the USD by approximately 2.7%, and appreciated against the USD by approximately 6.2%, respectively. During the years ended December 31, 2022, 2021 and 2020, the RMB depreciated against the Euro by approximately 2.3%, appreciated against the Euro by approximately 8.9% and depreciated against the Euro by approximately 2.2%, respectively. It is difficult to predict how market forces or PRC, U.S. or EU government policy may impact the exchange rate between the RMB and the USD or Euro, respectively, in the future.

Currency exchange rate fluctuation in either direction can negatively impact our results of operations or financial condition. Appreciation in RMB could have the effect of increasing our operating costs so long as a material amount of our current operations occur in China. Conversely, appreciation of USD against the RMB could have the effect of reducing the value of our cash and cash equivalents in China for the purpose of paying any cash dividends.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material and adverse effect on our ability to conduct our business.

We conduct our operations in various countries, including China, through wholly owned subsidiaries with direct equity ownership. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries, which are foreign-owned enterprises, may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. To date, we have not been required to set aside and fund any such statutory reserve fund, as we have, since our inception, incurred net losses.

Under applicable PRC accounting standards and regulations, intercompany transfers are accounted for under either a general account, for cash transfers in the ordinary course of business, or a capital account, for cash transfers on investments (i.e., dividends and loan repayments). With respect to our capital account, we can send capital investments to our subsidiaries for working capital and our subsidiaries can use such capital at their discretion. To the extent one of our PRC subsidiaries declares and pays a dividend, such subsidiary must pay a transfer tax of 15% to repatriate any profit distributed to our Australian parent company. Our PRC subsidiaries, as Wholly Foreign Owned Enterprises (WFOEs) under PRC law, can make dividends up to CAG HK without prior PRC regulatory approval. However, any such subsidiary is limited in its ability to make dividends while that subsidiary has either net losses in the current period or accumulated net losses from prior periods and will only be able to pay dividends during periods in which it has positive net income and no accumulated net losses. We have not made any cash distributions or transfers of other assets between us and any of our subsidiaries. To date, there have been no net profits recognized at any of our PRC subsidiaries and thus there have not been any dividends or distributions made by any of our subsidiaries. With respect to our general account, our subsidiaries purchase and pay for materials and parts, and receive funds for the sale of vehicle kits and vehicles. There is no PRC government approval required for transactions in our general account, where funds can be sent and received in the ordinary course of business freely without government approvals.

Revenue generated in Renminbi by our PRC Subsidiaries is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use their Renminbi revenues to pay dividends to us.

The PRC government may continue to strengthen its capital controls and more restrictions and substantial vetting processes may be put forward by the State Administration of Foreign Exchange, or SAFE, for cross-border transactions. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. In addition, the Enterprise Income Tax Law and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.

Changes in U.S. and international trade policies, particularly with regard to China, may adversely impact our business and operating results.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. By January 2020, China and the United States had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect; however, such phase one trade deal made reductions in tariffs contingent on certain purchase concessions from China. As of March 2022, China has yet to satisfy the trade deal’s purchase conditions and tariff levels have not been reduced under the agreement. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition. If these tariffs continue or additional new tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China.

The Chinese government has adopted legislation and new regulations designed to counteract U.S. trade policies towards China, including the Anti-Foreign Sanctions Law and the Ministry of Commerce of the People’s Republic of China Order No. 1 of 2021 on Rules on Counteracting Unjustified Extraterritorial Application of Foreign Legislation and Other Measures. Pursuant to the Anti-Foreign Sanctions Law, all entities and individuals (including subsidiaries of multinational companies and foreign citizen) in China (including Hong Kong and Macao) risk being on the anti-sanctions list if they are deemed to aid and abet in the implementation of sanctions imposed by foreign countries. Continuing trade tensions between China and the United States could adversely affect our business and our operations.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China.

Shareholder claims or regulatory investigations that are common in the United States and other developed countries generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigation initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or Article 177, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigations or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from making loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds of any financing outside China to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration, statutory limitations on amount and approval requirements. These PRC laws and regulations may limit our ability to use Renminbi converted from the net proceeds of any financing outside China to make future loans to our PRC subsidiaries or future capital contributions by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

SAFE requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes certain material events.

If our shareholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiaries may be prohibited from distributing their profits and any proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with SAFE registration requirements could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interests in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain, any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Any failure to comply with PRC regulations regarding the registration requirements for employee share incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Under SAFE regulations, PRC residents who participate in a share incentive plan in an overseas publicly listed company may be required to register with SAFE or its local branches and complete certain other procedures. We and our PRC resident employees who participate in our share incentive plans may become subject to these regulations. If we or any of these PRC resident employees fail to comply with these regulations, we or such employees may be subject to fines and other legal or administrative sanctions. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

You may experience difficulties in enforcing foreign judgments or bringing actions in China against us based on foreign laws.

The recognition and enforcement of foreign judgments in China are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States or Australia that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, PRC courts will not enforce a foreign judgment if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States or Australia against any of our subsidiaries or assets located in China.

Risks Related to Our Ordinary Shares

Our ordinary shares may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our ordinary shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. A company will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. A bill corresponding to the Senate’s Accelerating Holding Foreign Companies Accounting Act was introduced in the U.S. House of Representatives on December 13, 2021, though such legislation has not yet been passed. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an Annual Report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong.

Our current auditor, Good Faith, the independent registered public accounting firm that issues the audit report included in this annual report on Form 10-K, as a firm registered with the PCAOB (PCAOB ID:2729), is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Good Faith, whose audit report is included in this report, is headquartered in Guangzhou, China, and, as of the date of this annual report, was not included in the list of PCAOB Identified Firms in the Determination Report.  Recent developments create uncertainty as to the PCAOB’s continued ability to conduct inspections of our independent accounting firm Good Faith.

Our ability to retain an auditor subject to the PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. With respect to audits of companies with operations in China, such as the Company, there are uncertainties about the ability of our auditor to fully cooperate with a request by the PCAOB for audit working papers in China without the approval of Chinese authorities. If the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Company’s Ordinary Shares and negatively impact the price of the Ordinary Shares. Accordingly, the HFCAA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

Our Ordinary Share price may be volatile, and the value of our Ordinary Shares may decline.

The market price of our Ordinary Shares may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	our future financial performance, including expectations regarding our revenue, expenses and other operating results;

•	changes in customer acceptance rates or the pricing of our vehicles;

•	delays in the production of our vehicles;

•	our ability to establish new channel partners and successfully retain existing channel partners;

•	our ability to anticipate market needs and develop and introduce new and enhanced vehicles to adapt to changes in our industry;

•	the success of our competitors;

•	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

•	the stock price performance of other companies that investors deem comparable to us;

•	announcements by us or our competitors of significant business developments, acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

•	changes in our capital structure, including future issuances of securities or the incurrence of debt;

•	changes in senior management or key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, investigations, inquiries or litigation;

•	the inherent risks related to the electric commercial vehicle industry;

•	the trading volume of our Ordinary Shares; and

•	general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Ordinary Shares. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Concentration of ownership among our executive officers, directors and their affiliates, as well as the Relationship Agreement entered into in connection with the Combination, may prevent new investors from influencing significant corporate decisions.

As of June 25, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 25.2% of our outstanding Ordinary Shares. In particular, as of June 30, 2023, Mr. Peter Z. Wang, our Chief Executive Officer, beneficially owns approximately 23.9% of our outstanding Ordinary Shares.

Mr. Wang is able to exercise a significant level of influence over all matters requiring shareholder approval, including the election of directors, amendments of our Constitution and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of Mr. Wang.

Future sales of our Ordinary Shares by us in the public market could cause the market price of our Ordinary Shares to decline. The issuance of additional Ordinary Shares in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.

Sales of a substantial number of Ordinary Shares in the public market, including sales of Ordinary Shares or securities convertible into Ordinary Shares under our existing universal shelf registration statements on Form F-3ASR, filed with the SEC on May 18, 2021, and January 6, 2022, or the perception that these sales might occur, could depress the market price of our Ordinary Shares and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that any such sales may have on the prevailing market price of our Ordinary Shares.

The issuance of additional Ordinary Shares in the future will result in dilution to all other shareholders. In addition, we expect to grant equity awards to employees, directors and consultants under our equity incentive plans. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional share capital may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Ordinary Shares to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Ordinary Shares could decline.

The market price and trading volume of our Ordinary Shares is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If industry analysts cease coverage of us or if securities analysts do not publish research or reports about our business, the price of our Ordinary Shares may be negatively affected. If securities or industry analysts downgrade our Ordinary Shares or publish negative reports about our business, the price of our Ordinary Shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Ordinary Shares could decrease, which might cause a decline in the price of our Ordinary Shares and could decrease the trading volume of our Ordinary Shares.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Ordinary Shares.

We have never declared or paid any cash dividends on our Ordinary Shares, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, you may need to rely on sales of our Ordinary Shares after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements could result in a de-listing of our Ordinary Shares.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Ordinary Shares on the Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”). If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum stockholder’s equity requirement, the minimum bid price requirements or the minimum market value of publicly held shares requirement, Nasdaq staff may take steps to de-list our Ordinary Shares. A notice of de-listing or any de-listing would likely have a negative effect on the price of our Ordinary Shares and may impair our shareholders’ ability to sell our Ordinary Shares when they wish to do so. In the event that we receive a notice of de-listing, we would plan to take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Ordinary Shares maintaining its listing, or that any such action would stabilize the market price or improve the liquidity of our Ordinary Shares.

We received a letter from Nasdaq stating that we are not in compliance with their continued listing requirements, and we might not be able to regain compliance. If as a result of the non-compliance Nasdaq delists our Ordinary Shares, the liquidity and market price of our Ordinary Shares could decline or cease to exist.

Our Ordinary Shares are currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our Ordinary Shares may be delisted.

On December 22, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s Ordinary Shares, without par value (the “Ordinary Shares”), for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

We had 180 days from receipt of such notice (until June 20, 2023) to remedy such  compliance, unless such period was extended at Nasdaq’s discretion. On June 21, 2023, the Company received a letter from Nasdaq notifying the Company that the Company’s Ordinary Shares had not regained compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Ordinary Shares must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to December 18, 2023, and the Company must otherwise satisfy The Nasdaq Capital Market’s requirements for listing

The letters had no immediate effect on the listing of our Ordinary Shares on Nasdaq. However, if Nasdaq after the compliance period proceeds to delisting and we are not able to remedy the non-compliance, Nasdaq would delist our Ordinary Shares from trading on its exchange. If we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this occurs, we could face material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are delisted and are unable to have our securities quoted on the OTCQB or “pink sheets” or similar bulletin board, our shareholders would not be able to resell their securities in a public market.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Ordinary Shares less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404 and disclosure obligations regarding executive compensation. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Ordinary Shares less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of June 20, 2018, which was the date of the first sale of our Ordinary Shares pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Ordinary Shares held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Ordinary Shares less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Ordinary Shares less attractive as a result, there may be a less active trading market for our Ordinary Shares, and our share price may be more volatile.

Our Constitution and the Corporations Act contain anti-takeover provisions, which may discourage a third-party from acquiring us and adversely affect the rights of holders of our Ordinary Shares.

Our Constitution contains certain provisions that could limit the ability of others to acquire control of our company, including provisions that institute a staggered board of directors. In addition, the Corporations Act contains provisions relating to control transactions which regulate transactions pursuant to which shareholders may gain a controlling equity stake in the Company. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions that you desire. Additionally, the Relationship Agreement provides our Chairman and Chief Executive Officer, Peter Z. Wang, with considerable influence over the composition of our Board. See “⸺Concentration of ownership among our executive officers, directors and their affiliates, as well as the Relationship Agreement entered into in connection with the Combination, may prevent new investors from influencing significant corporate decisions.”

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

We currently own one facility in Changxing, China, which is approximately 165,800 square feet, and is primarily used for engineering and production of vehicle kits of the Metro® and assembly of certain ECV models for export and logistics operations. We currently lease nine facilities and offices located in the United States, Germany, Mexico and China. One of our existing United States facilities located in Freehold, New Jersey, is approximately 9,750 square feet and is used primarily for the trial production of our Logistar™ 400 model and warehousing. Our second existing facility in Freehold, New Jersey is approximately 2,600 square feet and is used as our corporate headquarters. The third facility in Howell, New Jersey includes two units with a combined space of 41,160 square feet and is used to supplement the first New Jersey facility for production.  Our leased China facility is located in Hangzhou, Zhejiang Province, with approximately 15,456 square feet of office space primarily used as regional headquarters, as well as for research and development, supply-chain management, and sales operations.

In January 2022, we established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market. Our European Operations Center is approximately 27,220 square feet. We have also established a local assembly facility in Jacksonville, Florida, where we plan to assemble the Logistar™ 400 and the Teemak™ for eventual sale in the North American market. We began trial assembling operations at the Jacksonville facility in March 2023. As of the date of this report, we also leased another EV Center in Jacksonville, Florida of approximately 12,000 square feet as our flagship EV Center for sales and support functions.

In addition, in connection with our acquisition of TME, we utilize TME’s facility in Herne, Germany, where we are expanding local assembly capacity in the European Union for production of our European ECV models, including the Teemak® and Logistar™ series, in addition to the Metro®. In November 2022, we leased a 112,332 square feet manufacturing facility located in the Aero Industrial Park in Monterrey, Mexico that will house our wholly owned Mexican subsidiary, Cennatic Energy, S. DE R.L. DE C.V. (“Cennatic Energy”). Cennatic Energy will manufacture lithium-ion batteries for electric commercial vehicles. The purpose of the facility is to enhance the independence of our supply chain for essential components.

Item 3.	Legal Proceedings.

From time to time, we may be subject to various legal claims and proceedings that arise from the normal course of business activities, including, third party intellectual property infringement claims against us in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, could result in substantial cost, diversion of our resources, including management’s time and attention, and, depending on the nature of the claims, reputational harm. In addition, if any litigation results in an unfavorable outcome, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand. Please refer to the description as contained in “Item 8 Financial Statements and Supplementary Data” on page F-1 of our Annual Report and the information described below.

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a breach of contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders under its contract with Shengzhou Machinery and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109. The Company does not believe that Sevic’s claims have merit and intends to vigorously defend against such claims.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of this report, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process.

On July 22, 2022, Xiongjian Chen (the “Plaintiff") filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. The Defendants intend to file a motion seeking the dismissal of that amended complaint.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are currently quoted on the Nasdaq Capital Markets under the symbol “CENN”. We had 300,841,995 Ordinary Shares issued and outstanding as of December 31, 2022.

The following table sets forth, for the periods indicated, the high and low bid prices of our Ordinary Shares.

	High	Low
Fiscal Year Ended December 31, 2022
First Quarter	$5.57	$1.05
Second Quarter	$2.30	$1.34
Third Quarter	$1.82	$0.95
Fourth Quarter	$1.20	$0.26

Fiscal Year Ended December 31, 2021
First Quarter	$51.00	$2.87
Second Quarter	$15.00	$6.94
Third Quarter	$14.17	$7.20
Fourth Quarter	$14.06	$4.95

Holders of Capital Stock

As of December 31, 2022, we had 193 holders of our Ordinary Shares.

Stock Option Grants

As of the date of this Annual Report, options to purchase an aggregate of 9,225,271 Ordinary Shares have been granted and 51,468 Ordinary Shares have been issued under the 2016 Plan, and 12,797,063 Ordinary Shares have been granted and no Ordinary Shares have been issued under the 2022 Plan.

Transfer Agent

The transfer agent for our Ordinary Shares is Continental Stock Transfer & Trust Company. The transfer agent’s telephone number and address is (212) 509-4000 and 1 State Street, 30th Floor, New York, NY 10004.

Dividends

To date, we have not declared or paid any dividends on our Ordinary Shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our Ordinary Shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Nasdaq Compliance

On December 22, 2022 and June 21, 2023, we received a letters from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of our Ordinary Shares, for the last 30 consecutive trading days preceding each letter, we were no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

Recent Sales of Unregistered Securities

Except as set forth below or in a Current Report on Form 6-K or 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act.

Item 6.	[Reserved]

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth in this section contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2022, we have developed six series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™, Teemak™ and Antric One. We have successfully begun to produce and deliver these models into the global markets.

We have also developed and introduced iChassis™: a programmable “smart” chassis that may be controlled by third-party software for various remote controlled or autonomous driving applications. We continue to leverage our technology, vehicle development, and vehicle distribution capabilities with a goal to become a leading provider in the electric commercial vehicle (“ECV”) market. Our greater mission is to provide commercial vehicles that may be powered by sustainable sources while building eco-chains to reduce carbon dioxide for a better environment and quality of life.

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. Although battery pack prices have recently increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors, we anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that by 2024, average prices are expected to fall to below $100/kWh, though such reductions in average price may be delayed due to higher raw material prices in the near term.  By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have began making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

In addition to our investment in battery-technology, we have established an asset-light, distributed manufacturing business model through which we may distribute our vehicles in unassembled semi-knockdown vehicle kits (“vehicle kits”) for local assembly in addition to fully assembled vehicles. Some of our vehicle models have a modular design that allows for local assembly in micro factory facilities that require less capital investment. We manufacture our own vehicle kits for the Metro® in our facilities in China and leverage the economies of scale of and the supply-chain availability in China to manufacture vehicle kits and fully assembled vehicles in our assembly plants in United States and Germany. We believe our distributed manufacturing methodology allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. With building our own distribution and service infrastructure, we have begun the process of shifting the manufacturing of our vehicle kits and in some cases fully assembled vehicles to third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembling in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local dealers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Jacksonville, Florida and Freehold, New Jersey. We are also in the of process establishing additional assembly facility in Ontario, California. Additionally, we expect that our acquisition of CAE (f.k.a. TME) in 2023 will further expand our local assembly capacity in the European Union for production of our European ECV models, including the Teemak™ series, Antric products, in addition to the Metro®.

A.	Key Components of Results of Operations

Net revenues

Up until end of 2021, we generated revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we began to transform our go-to-market model from international channel partners to Cenntro Branded EV Centers globally. Historically (i.e., up until end of 2021), these revenues were generated solely through the sale of the Metro®. By the end of 2021, we began generating revenue from the sales of the Logistar™ 200 in Europe.

Net revenues during the twelve months ended 2022 and 2021 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits) and Logistar™ 200, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

Cost of goods sold

Cost of goods sold mainly consists of production-related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of plants and equipment, manufacturing waste treatment processing fees and inventory write-downs. We incur cost of goods sold in relation to (i) vehicle sales and spare-part sales, including, among others, purchases of raw materials, labor costs, and manufacturing expenses that related to ECVs, and (ii) other sales, including cost and expenses that are not related to ECV sales. We believe the average cost per vehicle may continue to decrease because we expect our cost of material and parts to decrease as our vehicle production volume increases. However, in the short term, certain components and materials may increase in price due to shortages in certain input components such as battery packs and semiconductors. We also anticipate the price of battery packs, the largest portion of our vehicle production cost, will decrease in the long-term, though prices have increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors.

Cost of goods sold also includes inventory write-downs. Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and is comprised of direct materials, direct labor cost and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the cost of goods sold in our statements of operations and comprehensive loss.

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for doubtful accounts and impairment loss for long- lived assets.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, costs associated with assets acquired for research and development, product development costs, production inspection and testing expenses, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. We expect our research and development expenses to increase as we continue to invest in new ECV models, new materials and techniques, vehicle management and control systems, digital control capabilities and other technologies.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, freight costs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We expect our selling and marketing expenses to increase as we introduce our new ECV models, further develop additional local dealership and service support networks to augment our expanding sales globally.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services. While we will continue to monitor general and administrative expenses, we expect general and administrative expenses to materially increase over the next two years in connection with the execution of our growth strategy, including the regionalization of our manufacturing and supply chain and expanded product offerings and expenses relating to being a public company.

Provision for doubtful accounts

 A provision for doubtful accounts is recorded for periods in which we determine a loss is probable, based on our assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Account balances are charged off against the provision after all means of collection have been exhausted and the potential for recovery is considered remote.

Impairment loss for long-lived assets

We evaluate the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. We measure the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become a new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Other income (expenses)

Interest expense, net

Interest expense, net, consists of interest on outstanding loans and the convertible promissory notes.

Income(loss) from and impairment on equity method investments

Entities over which we have the ability to exercise significant influence but do not have a controlling interest through investment in common shares, or in-substance common shares, are accounted for using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our proportionate share of each such entity’s net income or loss after the date of investment into the statements of operations and comprehensive loss and accordingly adjust the carrying amount of the investment. When our share of losses in the equity of such entity equals or exceeds our interest in the equity of such entity, we do not recognize further losses, unless we have incurred obligations or made payments or guarantees on behalf of such entity. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets become a new cost basis.

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the years ended December 31, 2022 and 2021.

	Year ended December 30
	2022	2021

Gross margin of vehicle sales	-0.27%	15.5%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Year Ended December 31,
	2022	2021
	(Expressed in U.S. Dollars)
Combined Statements of Operations Data:
Net revenues	8,941,835	8,576,832
Cost of goods sold	(9,455,805)	(7,073,391)
Gross profit/(loss)	(513,970)	1,503,441
Operating Expenses:
Selling and marketing expenses	(6,525,255)	(1,034,242)
General and administrative expenses	(32,822,709)	(14,978,897)
Research and development expenses	(6,362,770)	(1,478,256)
Provision for doubtful accounts	(5,986,308)	(469,702)
Reverse of Deferred tax liabilities	898,632
Impairment of ROU	(371,695)	-
Impairment of Intangible assets	(2,995,440)	-
Impairment of PPE	(550,402)	(6,215)
Total operating expenses	(54,715,947)	(17,961,097)

Loss from operations	(55,229,917)	(16,457,656)

Other Income (Expense):
Interest expense, net	(844,231)	(1,069,581)
(Loss) Income from equity method investments	(12,651)	15,167
Other (expense) income, net	(924,867)	1,205,871
Loss on redemption of convertible promissory notes	(7,435)	-
Change in fair value of convertible promissory notes and derivative liability	(37,774,928)	-
Change in fair value of equity securities	(240,805)	-
Convertible bond issuance cost	(5,589,336)
Foreign currency exchange loss, net	(409,207)	(115,608)
Impairment of Goodwill	(11,111,886)	-
Loss before income taxes	(112,145,263)	(16,421,807)
Income tax expense	—	—
Net loss	(112,145,263)	(16,421,807)
Less: net loss attributable to non-controlling interests	(2,057,022)	—
Net loss attributable to shareholders of the Company	(110,088,241)	(16,421,807)

Comparison of the Years Ended December 31, 2022 and 2021

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Net revenues:
Vehicle Sales	$8,235,053	92.10%	$7,287,478	84.97%
Spare-part sales	304,506	3.40%	195,350	2.28%
Other sales	402,276	4.50%	1,094,004	12.75%
Total net revenues	$8,941,835	100.00%	$8,576,832	100.00%

Net revenues for the year ended December 31, 2022 were approximately $8.9 million, an increase of approximately $0.4 million or 4.3% from approximately $8.6 million for the year ended December 31, 2021. The increase in net revenues in 2022 was primarily attributed to an increase in vehicle sales by approximately $0.9 million due to the improvement of average selling price from approximately $8,000 to $17,980 and an increase in spare-part sales by approximately $0.1 million, offset by the decrease in service revenue of approximately $0.7 million.

For the year ended December 31, 2022, we sold 458 ECVs, including 48 Metro® vehicle kits, 200 fully assembled Metro® units, 1 fully assembled Neibor® 150 unit, 205 fully assembled Logistar™ 200, one fully assembled Teemak™ and three fully assembled iChassis 100, compared with 918 ECVs for the year ended December 31, 2021, including 816 Metro® vehicle kits, 88 fully assembled Metro® vehicle units and 14 fully assembled Logistar™ 200 units.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the European Union during the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 78.9%, 7.8%, and 13.3%, respectively, compared to 51.1%, 39.9%, and 8.5%, respectively for the corresponding period in 2021.

For the year ended December 31, 2022, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 83.9%, 5.2%, and 10.9%, respectively, compared to 57.1%, 34.2%, and 8.1%, respectively, for the corresponding period in 2021.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Cost of goods sold:
Vehicle Sales	$(6,852,852)	72.5%	$(4,895,457)	69.21%
Spare-part sales	(190,241)	2.0%	(189,664)	2.68%
Other sales	(257,312)	2.7%	(722,380)	10.21%
Inventory write-down	(2,155,400)	22.8%	(1,265,890)	17.90%
Total cost of goods sold	$(9,455,805)	100.00%	$(7,073,391)	100.00%

Cost of goods sold for the year ended December 31, 2022 was approximately $9.5 million, an increase of approximately $2.4 million or approximately 33.7% from approximately $7.1 million for the year ended December 31, 2021. The increase in cost of goods sold in 2022 was primarily attributable to the increase of cost of vehicle sales and inventory write-down of approximately $1.5 million and $0.9 million respectively, the increase of cost of vehicle sales was mainly caused by the increased per vehicle cost of Logistar® 200 model, and the increase of per vehicle cost of the Metro® model with additional features were sold during the year 2022.  The increase cost per vehicle was also partly attributable to the additional ocean shipping between continents, as the Company shift from recognizing revenue with FOB terms to recording revenue on local direct pricing in the European and the US market which covered ocean shipping.

Inventory write-downs for the year ended December 31, 2022 were approximately $2.2 million, an increase of approximately $0.9 million or approximately 70.3% from approximately $1.3 million for the year ended December 31, 2021. The increase of cost related to inventory write-down was primarily attributed to the write-down provided to the ECV models of Teemak®, Neibor® 150, Metro®, and Neibor® 200 of approximately $0.5 million, $0.5 million, $0.2 million, and $0.1 million, respectively. Additional write-down was provided to Metro®’s and Neibor® 200’s raw material during the year 2022. Certain amount of the Company’s inventory suffered damages of rusting after longer than expected outdoor exposure due to the negative influence of the temporary closure of Shanghai Port from March to June causing the delay in ocean transportation, and the negative impact of reginal conflict in Europe distorting the market performance of newly introduced models in the European area.

Gross Profit/(Loss)

Gross loss for the year ended December 31, 2022 was approximately $0.5 million, a decrease of approximately $2.0 million from approximately $1.5 million of gross profit for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, our overall gross margin was approximately -5.7% and 17.5%, respectively. Our gross margin of vehicle sales for years ended December 31, 2022 and 2021 was -0.27% and 15.5%, respectively. The decrease of our gross profit was caused by (i) the additional inventory write-down of approximately $0.9 million, representing approximately 10.8% of revenues of vehicle sales; (ii) decreased in gross profit margin, excluding inventory write-down, of our Metro® model from a gross margin of approximately 32.6% in 2021 to a gross margin of approximately 12.7% in 2022 as we improved the quality of Metro® with additional cost per vehicle and additional fluctuated ocean transportation cost incurred during 2022. Also, the realized gross margin of our newly introduced model Logsitar®200 only began selling in 2022 was approximately 21.0%. The company adopts a competitive pricing strategy for Logsitar®200 to gain market acceptance.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2022 were approximately $6.5 million, an increase of approximately $5.5 million or approximately 530.9% from approximately $1.0 million for the year ended December 31, 2021. The increase in selling and marketing expenses in 2022 was primarily attributed to the increase in marketing expense, salary expenses, and ocean freight costs related to marketing of approximately $2.2 million, $1.5 million, $0.7 million, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were approximately $32.8 million, an increase of approximately $17.9 million or approximately 119.2% from approximately $15.0 million for the year ended December 31, 2021. The increase in general and administrative expenses in 2022 was primarily attributed to (i) an increase in salary and social insurance of approximately $8.4 million, (ii) an increase in share-based compensation of approximately $2.3 million, (iii) an increase in office expense of approximately $2.2 million, and (iv) one-off fees of approximately $1.8 million related to the divestment of FOH. Additional tax surcharges and travelling expenses of approximately $0.8 million and $0.6 million were incurred as the Company expanded globally during 2022.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were approximately $6.4 million, an increase of approximately $4.9 million or approximately 330.4% from approximately $1.5 million for the year ended December 31, 2021. The increase in research and development expenses in 2022 was primarily attributed to the increase in design and development expenditures, salary expense, and additional quality improvement related expenditures of approximately $2.2 million, $1.4 million, and $0.5 million, respectively.

Provision for doubtful accounts

Provision for doubtful accounts for the year ended December 31, 2022 was approximately $6.0 million, an increase of approximately $5.5 million or approximately 1174.5% from approximately $0.5 million for the year ended December 31, 2021. The increase in the provision for doubtful accounts in 2022 primarily attributed to the provision of approximately $1.4 million provided to the Cenntro Automotive Europe GmbH’s (“CAE”) accounts receivable related to the sales prior to the acquisition of CAE and the provision of approximately $4.6 million provided to the loan made to Bendon Limited, given its default on several interest payments during the year 2022.

Interest expense, net

Interest expense, net, consists of interest on borrowings and convertible bonds. Net interest expense was approximately $0.8 million for the year ended December 31, 2022, a decrease of approximately $0.2 million or approximately 21.1% compared to the approximately $1.1 million in interest expense for the year ended December 31, 2021. The decrease was primarily attributable to (i) an increase in interest expense to convertible bonds of approximately $2.2 million (ii) offset by the increase in interest income of approximately $1.3 million from bank deposit and the decrease in interest expense of approximately $1.1 million paid to related parties and third parties loans. Loans from related parties and third parties were fully settled as of April 13, 2023.

Other income (expense), net

Other expense, net for the year ended December 31, 2022 was approximately $0.9 million, representing a change of approximately $2.1 million compared to approximately $1.2 million of other income, net for the year ended December 31, 2021. The change of other expense in 2022 compared to 2021 was primarily attributable to the contingent liability recognized in 2022 to pay the litigation compensation of approximately 1.6 million to Sevic Systems SE over IP dispute and a decrease of approximately $0.4 million in investment income from the Company’s fund investments and invested financial products during the year 2022.

Change in fair value of convertible promissory notes and derivative liability

A loss in the change in fair value of convertible promissory notes and derivative liability for the year ended December 31, 2022 was approximately $37.8 million. The increased liability derived from fair value change was primarily caused by the continuing underperformance of the Company’s stock price, which increased the probability of exercising the mandatory redemption rights of the Company’s convertible promissory notes and cashless exercising the warrants.

Change in fair value of equity securities

A loss in the change in fair value of equity securities for the year ended December 31, 2022 was approximately $0.2 million. The loss was attributed to a downward adjustment of approximately 0.3 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, offset by an upward adjustment of approximately $0.02 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Convertible bond issuance cost

Convertible bond issuance cost for the year ended December 31, 2022 was approximately $5.6 million.

Foreign currency exchange loss, net

Foreign currency exchange loss, net for the year ended December 31, 2022 was approximately $0.4 million, an increase of $0.3 million compared to approximately $0.1 million for the year ended December 31, 2021.

Impairment of ROU, intangible assets, goodwill, and PPE and reversal of deferred tax liabilities

Impairment of ROU, intangible assets, goodwill, and PPE of approximately $0.4 million, $3.0 million, $11.1 million, and $0.6 million respectively for the year 2022. The impaired ROU, intangible assets, goodwill and PPE were all related to the acquisition of CAE closed as of March 23, 2022. Impairments to these assets were provided due to the underperformance of CAE to earn revenue as projected during 2022, which was significantly and negatively influenced by the regional conflict in the European continent and distortion of energy prices during the year 2022.  A Reversal of deferred tax liabilities of approximately $0.9 million was recognized given the impairment of intangible assets related to CAE being provided.

Non-GAAP Financial Measures

Adjusted EBITDA for the Years Ended December 31, 2022 and 2021

In addition to our results determined in accordance with GAAP, we believe Adjusted EBITDA, a non-GAAP measure is useful in evaluating operational performance. We use Adjusted EBITDA to evaluate ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing operating performance.

Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (or net loss) before net interest expense, income tax expense, depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense and other non-recurring expenses including expenses related to TME Acquisition, expenses related to one-off payment inherited from the original Naked Brand Group, impairment of goodwill, convertible bond issuance fee, loss on redemption of convertible promissory notes, loss on exercise of warrants, and change in fair value of convertible promissory notes and derivative liability.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Management uses Adjusted EBITDA:

•
as a measurement of operating performance because it assists us in comparing the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•	to evaluate the performance and effectiveness of our operational strategies; and
•	to evaluate our capacity to expand our business.

By providing this non-GAAP financial measure, together with the reconciliation, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors because not all companies and analysts calculate Adjusted EBITDA in the same manner. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our financial statements as indicators of financial performance. Some of the limitations are:

•	such measures do not reflect our cash expenditures;
•	such measures do not reflect changes in, or cash requirements for, our working capital needs;
•
although depreciation and amortization are recurring, non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

•
the exclusion of stock-based compensation expense, which has been a significant recurring expense and will continue to constitute a significant recurring expense for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy.

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA may include adjustments for other items that we do not expect to regularly occur in future reporting periods. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2022	2021
	(Unaudited)
Net loss	$(112,145,263)	$(16,421,807)
Interest expense, net	844,231	1,069,581
Income tax expense	—	—
Depreciation and amortization	953,872	632,256
Share-based compensation expense	4,031,629	1,128,325
Nasdaq listing related expenses	—	6,559,095
Expenses related to TME Acquisition	348,987	-
Expenses related to one-off payment inherited from the original Naked Brand Group	8,299,178	-
Impairment of goodwill	11,111,886	-
Convertible bond issuance cost	5,589,336	-
Loss on redemption of convertible promissory notes	7,435	-
Change in fair value of convertible promissory notes and derivative liability	37,774,928	-
Adjusted EBITDA	$(43,183,781)	$(7,032,550)

The following table reconciles the Group‘s audited balance sheet under U.S. GAAP with its audited balance sheet under IFRS as of 31 December 2022 and 2021, respectively:

	For the Year Ended
	31 December 2022				31 December 2021
Balance Sheet:	U.S. GAAP	IFRS Difference		IFRS	U.S. GAAP	IFRS Difference		IFRS
Current assets
Cash and cash equivalents	153,966,777	-		153,966,777	261,069,414	-		261,069,414
Restricted cash	130,024	-		130,024	595,548	-		595,548
Accounts receivable, net	565,398	-		565,398	2,047,560	-		2,047,560
Inventories	31,843,371	-		31,843,371	8,139,816	-		8,139,816
Prepayment and other current assets	16,138,330	-		16,138,330	7,989,607	-		7,989,607
Amount due from related parties - current	366,936	-		366,936	1,232,634	-		1,232,634
Total current assets	203,010,836	-		203,010,836	281,074,579	-		281,074,579

Non-current assets
Equity investments	5,325,741	-		5,325,741	329,197	-		329,197
Investment in equity securities	29,759,195	-		29,759,195	-	-		-
Plants and equipment, net	14,962,591	-		14,962,591	1,301,226	-		1,301,226
Intangible assets, net	4,563,792	-		4,563,792	3,313	-		3,313
Right-of-use assets, net	8,187,149	-		8,187,149	1,669,381	-		1,669,381
Amount due from related parties – non-current	-	-		-	4,834,973	-		4,834,973
Other non-current assets, net	2,039,012	-		2,039,012	2,151,700	-		2,151,700
Total non-current assets	64,837,480	-		64,837,480	10,289,790	-		10,289,790
Total assets	267,848,316	-		267,848,316	291,364,369	-		291,364,369

Current liabilities
Accounts payable	3,383,021	-		3,383,021	3,678,823	-		3,678,823
Accrued expense and other current liabilities	5,048,641	-		5,048,641	4,183,263	-		4,183,263
Contractual liabilities	2,388,480	-		2,388,480	1,943,623	-		1,943,623
Operating lease liabilities, current	1,313,334	-		1,313,334	839,330	-		839,330
Convertible promissory notes	57,372,827	-		57,372,827	-	-		-
Deferred government grant, current	26,533	-		26,533	-	-		-
Amount due to related parties	716,372	-		716,372	15,756,028	-		15,756,028
Total current liabilities	70,249,208	-		70,249,208	26,401,067	-		26,401,067

Non-current liabilities
Other non-current liabilities	-	-		-	700,000	-		700,000
Deferred government grant, non current	497,484	-		497,484	-	-		-
Derivative liability - Investor Warrant	14,334,104	-		14,334,104	-	-		-
Derivative liability - Placement Agent Warrant	3,456,404	-		3,456,404	-	-		-
Operating lease liabilities-non current	7,421,582	-		7,421,582	489,997	-		489,997
Total non-current liabilities	25,709,574	-		25,709,574	1,189,997	-		1,189,997
Total liabilities	95,958,782	-		95,958,782	27,591,064	-		27,591,064

Equity
Ordinary Shares (No par value; 300,841,995 and 261,256,254 shares issued and outstanding as of December 31, 2022 and 2021, respectively)
Additional paid-in capital	397,497,817	182,125,475	(1)	579,623,292	374,901,939	186,157,104	(1)	561,059,043
Accumulated other comprehensive loss	(5,306,972)	5,306,972		-	(1,392,699)	1,392,699		-
Reserves	-	21,997,484	(2)	21,997,484	-	21,880,128	(2)	21,880,128
Accumulated deficit	(219,824,176)	(209,429,931)		(429,254,107)	(109,735,935)	(209,429,931)		(319,165,866)
Total Stockholders' Equity	172,366,669			172,366,669	263,773,305			263,773,305

Non-controlling interests	(477,135)	-		(477,135)	-	-		-

Total Equity	171,889,534			171,889,534	263,773,305			263,773,305
Total Liabilities and Equity	267,848,316			267,848,316	291,364,369			291,364,369

(1)
Includes $(27,304,456) (2021: $(23,272,827)) in share-based compensation payments and additional equity of $209,429,931 recognized in 2021 from the difference between the deemed transaction price and net assets acquired related to the Combination under IFRS.

(2)
Includes (i) a reclassification of Accumulated other comprehensive loss under U.S. GAAP of $(5,306,972) (2021: $(1,392,699)) and (ii) a reclassification of Additional paid-in capital under U.S. GAAP of $27,304,456 (2021: $23,272,827) in share-based compensation payments to Reserves under IFRS.

The following table reconciles the Group’s audited statement of operations under U.S. GAAP for the years ended 31 December 2022 and 2021 with its statement of operations under IFRS for the years ended 31 December 2022 and 2021, respectively:

	For the Year Ended
	31 December 2022			31 December 2021
Statement of Operations:	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	8,941,835	-	8,941,835	8,576,832	-	8,576,832
Cost of goods sold	(9,455,805)	-	(9,455,805)	(7,073,391)	-	(7,073,391)
Gross (Loss) Profit	(513,970)	-	(513,970)	1,503,441	-	1,503,441

Selling and marketing expenses	(6,525,255)	-	(6,525,255)	(1,034,242)	-	(1,034,242)
General and administrative expenses	(32,822,709)	-	(32,822,709)	(14,972,682)	-	(14,972,682)
Research and development expenses	(6,362,770)	-	(6,362,770)	(1,478,256)	-	(1,478,256)
Provision for doubtful accounts	(5,986,308)	-	(5,986,308)	(469,702)	-	(469,702)
Impairment loss of right of use	(371,695)	-	(371,695)	-	-	-
Impairment loss of Intangible assets	(2,995,440)	-	(2,995,440)	-	-	-
Impairment of Property, plant and equipment	(550,402)	-	(550,402)	(6,215)	-	(6,215)
Reverse of Deferred tax liabilities	898,632	-	898,632	-	-	-
Total operating expenses	(54,715,947)	-	(54,715,947)	(17,961,097)	-	(17,961,097)

Loss from operations	(55,229,917)	-	(55,229,917)	(16,457,656)	-	(16,457,656)

Interest expense, net	(844,231)	-	(844,231)	(1,069,581)	-	(1,069,581)
Other (expense) income, net	(924,867)	-	(924,867)	1,090,263	-	1,090,263
(Loss) income from and impairment on equity method investments	(12,651)	-	(12,651)	15,167	-	15,167
Cost of listing on reverse acquisition	-	-	-	-	(209,429,931)	(209,429,931)
Loss on redemption of convertible promissory notes	(7,435)	-	(7,435)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	(37,774,928)	-	(37,774,928)	-	-	-
Change in fair value of equity securities	(240,805)	-	(240,805)	-	-	-
Convertible bond issuance cost	(5,589,336)		(5,589,336)
Foreign currency exchange loss, net	(409,207)	-	(409,207)	-	-	-
Impairment of Goodwill	(11,111,886)	-	(11,111,886)	-	-	-
Loss before income taxes	(112,145,263)	-	(112,145,263)	(16,421,807)	-	(225,851,738)
Income tax expense	-	-	-	-	-	-
Net loss	(112,145,263)	-	(112,145,263)	(16,421,807)	-	(225,851,738)
Less: net loss attributable to non-controlling interests	(2,057,022)	-	(2,057,022)	-	-	-
Net loss attributable to shareholders	(110,088,241)	-	(110,088,241)	(16,421,807)	-	(225,851,738)
					-
Other comprehensive loss					-	-
Foreign currency translation adjustment	(3,889,706)	-	(3,889,706)	512,140	-	512,140
Total comprehensive loss	(116,034,969)	-	(116,034,969)	(15,909,667)	-	(225,339,598)
Less: total comprehensive loss attributable to non-controlling interests	(2,032,455)	-	(2,032,455)	-	-	-
Total comprehensive loss attributable to the Company’s shareholders	(114,002,514)	-	(114,002,514)	(15,909,667)	-	(225,339,598)

As set forth above, the material differences between the U.S. GAAP and IFRS presentation with respect to the Group’s combined balance sheet as of 31 December 2022 and combined balance sheet as of 31 December 2021 are as follows:

a)	The reclassification of “Accumulated other comprehensive loss” under U.S. GAAP to “Reserves” under IFRS;

b)	The reclassification of amounts of IFRS share-based payments from “Additional paid-in capital” under U.S. GAAP to “Reserves” under IFRS;

c)	Additional equity recognized from the difference between the total deemed transaction price and net assets acquired related to the Combination under IFRS; and

d)
In 2021, the Group was deemed to have incurred non-cash listing costs of approximately $209.4 million as a result of the IFRS accounting treatment of the Combination, as Cenntro was deemed to have received a 67% controlling interest in CEGL (formerly NBG) and the Group was deemed to have incurred listing costs equaling the difference between the total deemed transaction price and total net assets. Under U.S. GAAP, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro for the net assets of CEGL (formerly NBG), accompanied by a recapitalization).

As set forth above, there is no difference between the U.S. GAAP and IFRS presentation as it relates to our combined statement of operations and comprehensive loss for the year ended 31 December 2022.

B. Liquidity and Capital Resources

We have historically funded working capital and other capital requirements primarily through bank loans, equity financings and short-term loans. Also, the reverse recapitalization we have completed at the end of December 2021 provided significant funding for the Company’s operations. Cash is required primarily to purchase raw materials, repay debts and pay salaries, office expenses and other operating expenses.

As of December 31, 2022, we had approximately $154.0 million in cash and cash equivalents and approximately $0.6 million of accounts receivables as compared to approximately $261.1 million in cash and cash equivalents and $2.0 million in accounts receivable as of December 31, 2021. For the years ended December 31, 2022 and 2021, net cash used in operating activities was approximately $69.4 million and $21.5 million, respectively.

Short-Term Liquidity Requirements

We believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of our annual report. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models in North America and Europe, as applicable, (ii) the establishment of local assembly facilities in the United States and the European Union and (iii) additional plants and equipment for the expansion of our Changxing factory. Actual results could vary materially as a result of a number of factors, including:

•	The costs of bringing our new facilities into operation;
•	The timing and costs involved in rolling out new ECV models to market;
•	Our ability to manage the costs of manufacturing our ECVs;
•	The costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	Revenues received from sales of our ECVs;
•	The costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as well as costs related to litigation, investigations, or settlements;
•	Our ability to collect future revenues; and
•	Other risks discussed in the section titled “Risk Factors.”

For the twelve months from the date hereof, we also plan to continue implementing measures to increase revenues and control operating costs and expenses, implementing comprehensive budget controls and operational assessments, implementing enhanced vendor review and selection processes as well as enhancing internal controls.

Long-Term Liquidity Requirements

In the long-term, we plan to regionalize the manufacturing and supply chain relating to certain components of our ECVs in the geographic markets in which our ECVs are sold. In the long-term, through our supply chain development know-how, we intend to establish supply chain relationships in North America and the European Union to support anticipated manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially other landed costs elements associated with importing our components and spare parts from China. Currently, the majority of our revenues is derived from the sale of ECVs by private label channel partners that assemble our vehicle kits in their own facilities. As part of our growth strategy, we plan to expand our channel partner network, and local assembly facilities to regionalize our manufacturing and supply chains to better serve our global customers   especially to expand our after-sales-market services offerings.

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through December 31, 2022, we have spent over approximately $81.5 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of December 31, 2022, our working capital was approximately $132.8 million, as compared to a working capital of approximately $254.7 million as of December 31, 2021. The approximately $121.9 million decrease in working capital during 2022 was primarily due to (i) the decrease of cash and cash equivalents of approximately $107.1 million, offset by the increase in inventories, convertible bonds and prepayment and other current assets of approximately $23.7 million, $57.4 million and $8.2 million, respectively and (ii) a decrease in amounts due to related parties of approximately $15.0 million.

Borrowings

Prior to December 2020, we had six working capital loans outstanding, consisting of three loans from China Construction Bank Shengzhou Branch and three loans from Agricultural Bank of China Shengzhou Economic Development Zone Branch in the aggregate amount of approximately $15.4 million. The bank loans were secured by a lien on our land use rights and properties, which were sold in November 2020. As of December 31, 2020, we paid off in full all outstanding bank loans and do not have any debt facilities available with any financial institutions. In addition, historically, we received additional debt financing from related parties and third parties. As of December 31, 2021, the outstanding amounts owed to related parties and third parties including accrued and unpaid interest, was approximately $2.2 million representing a decrease of approximately $4.5 million from approximately $6.7 million as of December 31, 2020. The decrease was primarily due to the repayment of the outstanding loans after acquired the aggregate $30 million loan from NBG prior to the Combination.  As of May 11, 2023, we paid off all outstanding borrowings due to third parties and related parties.

Cash Flow

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(69,401,126)	$(21,475,586)
Net cash (used in) provided by investing activities	(56,883,397)	7,234,639
Net cash provided by financing activities	19,452,636	271,151,309
Effect of exchange rate changes on cash	(736,274)	205,566
Net (decrease) increase in cash, cash equivalents, and restricted cash	(107,568,161)	257,115,928
Cash and cash equivalents, and restricted cash at beginning of the year	261,664,962	4,549,034
Cash and cash equivalents, and restricted cash at end of the period	$154,096, 801	$261,664,962

Operating Activities

Our net cash used in operating activities was approximately $69.4 million, $21.4 million for the years ended December 31, 2022 and 2021, respectively.

Net cash used in operating activities for the year ended December 31, 2022 was primarily attributable to (i) our net loss of approximately $112.0 million and adjusted for non-cash items of approximately $72.8 million, which primarily consisted of impairment of goodwill, share based compensation expense, convertible bond issuance cost, impairment of PPE and intangible assets, allowance for doubtful receivables and changes in fair value of convertible promissory notes and derivative liability of approximately $11.1 million, $4.0 million, $5.6 million, $2.6 million, $6.0 million and $37.8 million, respectively, (ii) the decrease in accrued expense and other current liabilities, operating lease liabilities and accounts payable of approximately $0.2 million, $1.0 million and $2.1 million, respectively, (iii) increase in inventories and prepayments and other assets of $20.5 million and $6.5 million, respectively, and (iv) increase of amounts due from related parties of approximately $1.5 million offset by the increase of amount due to related parties of approximately $0.3 million.

Our operations for the year of 2022 were significantly adversely affected by the COVID-19 pandemic as previously discussed. We had limited cash flow generated from operating activities due to deferred sales orders and shipments, and our operating expense increased because of reverse recapitalization.

Investing Activities

Net cash used in investing activities was approximately $56.9 million for the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2022 was primarily attributable to cash paid for equity securities in 2022 in the amount of approximately $30 million and approximately $16.5 million in purchase of land use rights and property, additions in long-term investments as a minority interest of approximately $ 4.3 million, approximately $3.3 million in purchase of plant and equipment and approximately $2. million net cash paid in acquisition of 65% of CAE's share and including related expenses.

Financing Activities

Net cash provided by financing activities was approximately $19.5 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to the receipt of approximately $54.1 million in issuance of convertible bonds, offset by approximately $1.7 million in repayment of loans to related parties, approximately $13.9 million related to the deduction of capital investment prior to the closing of the combination paid in the year of 2022, approximately $13.2 million paid for the purchase of CAE's shareholder loan, and approximately $3.7 million paid due to redemption of convertible bonds.

Contractual Obligations

In December 2020, we signed a non-cancellable operating lease agreement for approximately 165,800 square feet for its ECV manufacturing facility in Changxing, China. The lease period began in April 2021 and ends in March 2024. Pursuant to the agreement, we prepaid the first year of our rent obligations in February 2021 and thereafter will be obligated to pay rent in advance semiannually. The annual base rent for this facility is $487,008.

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in February 2022. The annual base rent for this facility is $119,925. We currently lease the Willowbrook facility on a month-to-month basis at the same annual base rent.

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,700 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. The lease period for each lease agreement began in June 2021 and ends in May 2023. Pursuant to each agreement, we paid the first six months of our rent obligations in June 2021 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $170,617 for the term ending May 2022 and $186,866 for the term ending May 2023.

In June 2021, NBG signed a non-cancellable operating lease agreement for approximately 1,130 square feet of one suite of an office building in Sydney, Australia. The lease period for lease agreement began in July 2021 and ends in June 2023. Pursuant to the agreement, NBG paid $92,493 in June 2021 as lease guarantee and we are obligated to make monthly rental payments in advance. The total annual base rent under the lease agreement is $105,046 for the term ending June 2022 and $144,263 for the term ending June 2023.

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is €238,800 (or approximately $210,991) for the lease term.

On January 20, 2022, we entered into an operating lease agreement (the “Jacksonville Lease”), between CAC, as tenant, the Company, as guarantor, and JAX Industrial One, LTD., a Florida limited liability company, as landlord, for a facility of approximately 100,000 square feet in Jacksonville, Florida. The lease period commenced on January 20, 2022 and ends 120 months following a five-month rent abatement period. Pursuant to the Jacksonville Lease, minimum annual rent is approximately $695,000, $722,800, and $751,710, for the first three years, sequentially, and rising thereafter.

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our Audited Financial Statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the year ended December 31, 2021, included elsewhere in this Annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As an Australian public limited company, the Company is subject to the Corporations Act 2001 (the “Corporations Act”), which requires financial statements be prepared and audited in accordance with Australian Auditing Standards (“AAS”) and International Financial Reporting Standards (“IFRS”). The consolidated and combined financial statements are not financial statements for the purposes of the Corporations Act and are considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with AAS or IFRS.

The combined financial statements include the combined financial statements of Cenntro from the dates they were acquired or incorporated, which includes (a) the combined statements of operations and comprehensive loss, changes in equity and cash flows for the periods from January 1, 2021 to December 30, 2021. The consolidated financial statements include (a) the consolidated balance sheet as of December 31, 2022 and 2021; and (b) consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the period from December 31, 2021 to December 31, 2022. All intercompany balances and transactions have been eliminated in consolidation and combination.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated and combined financial statements include, but are not limited to, estimates and judgments applied in determination of provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

Fair value measurement

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

Level 1—defined as observable inputs such as quoted prices in active markets;

Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3—defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, prepayments and other current assets, amount due from and due to related parties, accounts payable and accrued expenses and other current liabilities.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets, accounts payable, accrued expenses and other current liabilities and amount due from and due to related party, current approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to convertible promissory notes due to the complexity of the various conversion and settlement options available to notes holders.

The convertible promissory notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other income (expense) in the consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase ordinary shares of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity securities on the consolidated balance sheet.

Business combination

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers, liabilities incurred by the Company and equity instruments issued by the Company. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the acquisition date amounts of the identifiable net assets of the acquiree is recorded as goodwill.

Cash and cash equivalents and restricted cash

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash consists of cash restricted as to withdrawal or use. Such restricted cash relates to certain credit card and lease guarantees.

Revenue recognition

We adopted ASC Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018 using the modified retrospective method.

We recognize revenue when goods or services are transferred to customers in an amount that reflects the consideration which we expect to receive in exchange for those goods. In determining when and how revenue is recognized from contracts with customers, we perform the following five-step analysis: (i) identification of a contract with the customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

We generate revenue primarily through sales of light-duty ECVs, sales of ECV parts, and sales of off-road electric vehicles. Revenue is recognized at a point in time once we have determined that the customer has obtained control over the product. Control is typically deemed to have been transferred to the customer when the performance obligation is fulfilled, usually at the time of delivery, at the net sales price (transaction price). Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of property, plant and equipment, manufacturing waste treatment processing fees and inventory write-downs.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

Government grants

The Company’s PRC based subsidiaries received government subsidies from certain local governments. The Company’s government subsidies consist of specific subsidies and other subsidies. Specific subsidies are subsidies that the local government has provided for a specific purpose, such as land fulfillment costs. Other subsidies are the subsidies that the local government has not specified its purpose for and are not tied to future trends or performance of the Company, receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances.

Specific subsidies relating to land use rights are accounted for as an income with the subsidy benefit reflected over the related asset useful life. Other subsidies are recognized as other income upon receipt as further performance by the Company is not required.

Accounts receivable and provision for doubtful accounts

Accounts receivable are recognized and carried at net realizable value. Provision for doubtful accounts is recorded for periods in which we determine a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Account balances are charged off against the provision after all means of collection have been exhausted and the potential for recovery is considered remote.

Provision for doubtful accounts are $6.0 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the consolidated and combined statements of operations and comprehensive loss.

Inventories were written down by $2.2 million and $1.3 million to reflect the lower of cost or net realizable value for the years ended December 31, 2022 and 2021, respectively.

Investment in equity securities

For investments in equity securities with a variable interest rate indexed to the performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of operations and comprehensive loss.

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity funds are measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the Fund.

The Company evaluates whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include the market value of the security in relation to its cost basis, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	20 years
Machinery and equipment	5-10 years
Office equipment	5 years
Motor vehicles	3-5 years
Leasehold improvement	3-10 years
Others	3 years

The Company reassesses the reasonableness of the estimates of useful lives and residual values of long-lived assets when events or changes in circumstances indicate that the useful lives and residual values of a major asset or a major category of assets may not be reasonable. Factors that the Company considers in deciding when to perform an analysis of useful lives and residual values of long-lived assets include, but are not limited to, significant variance of a business or product line in relation to expectations, significant deviation from industry or economic trends, and significant changes or planned changes in the use of the assets. The analysis will be performed at the asset or asset category with the reference to the assets’ conditions, current technologies, market, and future plan of usage and the useful lives of major competitors.

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the Company’s accounts and any gain or loss is included in the consolidated and combined statements of operations and comprehensive loss. The cost of maintenance and repair is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

The Company constructs certain of its property including recodifications and improvement of its office buildings and plant. Depreciation is recorded at the time assets are ready for the intended use.

Intangible assets, net

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Land use rights	45.75 years
Software	3 years

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become a new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of $3,917,537 and $6,215 were recorded in the Company’s consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination. Goodwill acquired in a business combination is tested for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company performs impairment analysis on goodwill as of December 31 every year either beginning with a qualitative assessment, or starting with the quantitative assessment instead. The quantitative goodwill impairment test compares the fair values of each reporting unit to its carrying amount, including goodwill. A reporting unit constitutes a business for which discrete profit and loss financial information is available. The fair value of each reporting unit is established using a combination of expected present value of future cash flows. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company adopted ASU No. 2017-14, simplifying the Test for Goodwill Impairment on January 1, 2022. The Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. If the Company chooses to apply a qualitative assessment first, it starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of comparison of the fair value of a reporting unit to its carrying amount.

Application of a goodwill impairment test requires significant management judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Impairment loss for goodwill of $11,111,886 and nil were recorded for the years ended December 31, 2022 and 2021, respectively.

Investment in equity investees

Investee companies over which the Company has the ability to exercise significant influence but does not have a controlling interest through investment in common shares or in substance common shares are accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee between 20% and 50%, and other factors, such as representation on the investee’s board of directors, voting rights and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate.

Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s proportionate share of each equity investee’s net income or loss after the date of investment into the consolidated and combined statements of operations and comprehensive loss and accordingly adjusts the carrying amount of the investment. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company reviews its equity method investments for impairment whenever an event or circumstance indicates that other-than-temporary impairment has occurred. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its equity method investments. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets become a new cost basis.

Income taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The accounting for deferred tax calculation represents management’s best estimate of the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized after considering all available evidence, both positive and negative.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Net operating losses are carried forward and credited by applying enacted statutory tax rates applicable to future years when the reported amounts of the asset or liability are expected to be recovered or settled, respectively. Deferred tax assets are reduced by a valuation allowance when, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company’s Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2014 through 2022. For the years ended December 31, 2022 and 2021, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2022 or 2021. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Foreign currency translation and transaction

The consolidated and combined financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of CEGL’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CEA is the EUR, and CEGL and its other subsidiaries outside of PRC is the USD.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated and combined financial statements are translated into USD from RMB at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2022	2021
Period end USD: RMB exchange rate	6.8972	6.3726
Average USD: RMB exchange rate	6.7290	6.4508
Period end USD: EUR exchange rate	0.9348	0.8835
Average USD: EUR exchange rate	0.9493	0.8453

Foreign currency transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from re-measurement at year-end are recognized in foreign currency exchange gain/loss, net on the consolidated and combined statement of operations.

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive loss are required to be reported in a financial statement that is presented with the same prominence as other financial statements. For the years presented, comprehensive loss includes net loss and the foreign currency translation changes.

Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, relies upon the consolidated and combined results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by CODM, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2022 and 2021.

Long-lived assets
	December 31,
	2022	2021
PRC	$18,018,954	$2,177,091
US	9,125,535	527,469
Dominican	469,740	-
Others	99,303	269,360
Total	$27,713,532	$2,973,920

Share-based compensation expense

The Company’s share-based compensation expenses are recorded in accordance with ASC 718 and ASC 710.

Share-based awards to employees are measured based on the grant date fair value of the equity instrument issued and recognized as compensation expense net of a forfeiture rate on a straight-line basis, over the requisite service period, with a corresponding impact reflected in additional paid-in capital.

The estimate of forfeiture rate will be adjusted over the requisite service period to the extent that the actual forfeiture rate differs, or is expected to differ, from such estimates. Changes in estimated forfeiture rate will be recognized through a cumulative catch-up adjustment in the period of change.

Convertible promissory notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2022. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the consolidated statements of operations and comprehensive loss. We disclose the nature and terms, the income statement effects, the valuation methods and assumptions of the convertible promissory notes in Note 15 to our consolidated financial statements.

Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated and combined statements of operations. We disclose the nature and terms, the income statement effects, the valuation methods and assumptions of the warrants in Note 15 to our consolidated financial statements.

Operating lease

The Company adopted the new lease accounting standard, ASC Topic 842, Leases (“ASC 842”) as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed the Company to carry forward the historical lease classification; (ii) did not require the Company to reassess whether any expired or existing contracts are or contain leases and (iii) did not require the Company to reassess initial direct costs for any existing leases. Therefore, the Company did not consider its existing land use right that was not previously accounted for as leases under Topic 840. For all operating leases except for short-term leases, the Company recognized operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less were short-term leases and not recognized as right-of-use assets and lease liabilities on the consolidated and combined balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Some of the Company’s lease agreements contained renewal options; however, the Company did not recognize right-of-use assets or lease liabilities for renewal periods unless it was determined that the Company was reasonably certain of renewing the lease at inception or when a triggering event occurred. The Company’s lease agreements did not contain any material residual value guarantees or material restrictive covenants.

Non-controlling Interest

A non-controlling interest in subsidiaries represents the portion of the equity (net assets) in the subsidiaries not directly or indirectly attributable to the Company’s shareholders. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and consolidated and combined statements of operations and other comprehensive loss are attributed to controlling and non-controlling interests.

Recently issued accounting standards pronouncements

The Group is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02 to provide additional guidance on the credit losses standard. For all other entities, the amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. The Group will adopt ASU 2016-13 from January 1, 2023. The Group expects the adoption of this guidance does not have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent standards that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the closing of the Combination, BDO Audit Pty Ltd (“BDO”) served as the independent registered public accounting firm to NBG. On February 15, 2022 (Australia time), in light of the fact that Cenntro’s financial statements became the Company’s financial statements following the closing of the Combination, BDO notified the Company and ASIC of its intention to resign as the independent registered public accounting firm of the Company and requested consent for its resignation from ASIC as required under the Corporations Act. On April 1, 2022, BDO received consent from ASIC for its resignation and on April 4, 2022, BDO’s resignation became effective.

Subject to ASIC’s consent to BDO’s resignation and effective on April 4, 2022, the Company engaged our former auditor Marcum Asia CPAs LLP (“Marcum Asia”) as its independent registered public accounting firm to audit financial statements for the year ended December 31, 2021 in accordance with U.S. GAAP and not for the purposes of the Corporations Act. The engagement of Marcum Asia who has since been dismissed was approved by the audit committee of the Board and ratified by the Board. Marcum Asia served as the independent registered public accounting firm of Cenntro prior to the closing of the Combination and was subsequently dismissed effective April 17, 2023.

The reports of BDO on the financial statements of NBG for the fiscal years ended January 31, 2021 and 2020 did not contain an adverse opinion or disclaimer of opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report for the year ended January 31, 2020 included a going concern qualification. During the fiscal year ended January 31, 2021 and the subsequent interim period preceding their resignation (including the year ended December 31, 2021), there was no disagreement between NBG and BDO, whether or not resolved to the satisfaction of BDO, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements.

During the subsequent interim period preceding BDO’s resignation (including the year ended December 31, 2021), NBG had no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K) other than the material weakness in NBG’s internal controls identified for the periods ended January 31, 2021 and 2020, relating to (i) management’s lack of maintaining appropriate staffing in its accounting department with the appropriate level of technical expertise and experience, resulting in insufficient oversight of the financial reporting function, (ii) the lack of a formally implemented system of internal control over financial reporting and associated written documentation of such internal control policies and procedures, (iii) the lack of appropriate oversight by the Board, especially the audit committee, in ensuring remediation of weaknesses in its financial reporting and internal controls, (iv) the lack of design controls to understand and evaluate non-routine transactions and (v) the lack of regular compensation committee meetings held during the year, which material weaknesses were previously disclosed.

During the subsequent interim period preceding BDO’s resignation (including the year ended December 31, 2021), NBG did not consult our former auditor Marcum Asia regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NBG’s financial statements, and neither a written report nor oral advice was provided to NBG that our former auditor Marcum Asia concluded was an important factor considered by NBG in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

The foregoing disclosure was reported on our Report of Foreign Private Issuer on Form 6-K, furnished with the SEC on April 4, 2022. At such time, the Company provided BDO with a copy of the foregoing disclosures and requested that BDO furnish it with a letter addressed to the SEC stating whether it agreed with the statements set forth therein and, if not, stating the respects in which it did not agree. A copy of BDO’s letter, dated April 4, 2022, was filed with the Company’s Report of Foreign Private Issuer on Form 6-K on April 4, 2022 and is incorporated herein by reference. Please refer to Exhibit 15.1 in Item 19. “Exhibits.”

The audit committee’s decision to engage our former auditor Marcum Asia and BDO’s decision to resign was made as a result of the consummation of the Combination, including the reverse recapitalization nature of the Combination pursuant to which the historical financials of Cenntro became the historical financial statements of the Company.

The Company is subject to obligations under the Corporations Act, including financial reporting obligations that require the Company to prepare, audit and lodge with ASIC financial reports audited in accordance with Australian Accounting Standards and Interpretations issued by the Australian Accounting Standards Board. As a result, the Company has appointed Wis Audit Pty Ltd to act as its ASIC-registered independent auditor for the purposes of statutory compliance with the Corporations Act.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Any system of internal control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all internal control systems, no system of internal control over financial reporting can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that Cenntro has limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies.  Historically, Cenntro had not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U.S. GAAP.

Management’s Remediation Initiatives

Management has taken- and is continuing to take-actions to remediate our material weakness and strengthen our internal control over our financial reporting and risk management.  To that end, in April 2021, we hired an experienced officer, Mr. Edmond Cheng to be our Chief Financial Officer. As a result of the Combination, Management has taken- and is continuing to take-actions to remediate our material weakness and is taking steps to strengthen our internal control over financial reporting and risk management. In 2022, we steadily increased our finance team resources based in our Freehold, NJ, headquarters.  Also in in January 2022, we appointed our Financial Controller for North America who is a CPA license holder.

As of the date of this report, we have a total of six professionals on our finance team in the United States including three certified public accountants (CPAs) and one staff accountant with public accounting experience who has passed their CPA exams. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. Additionally, we have retained a consulting firm to assist us in assessing our compliance with The Sarbanes-Oxley Act to help us (i) further develop and implement formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) address the accounting function’s staffing needs and training and strengthen our internal control processes. Our material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Peter Z. Wang	68	Chief Executive Officer, Managing Director and Chairman of the Board
Edmond Cheng	62	Chief Financial Officer
Marianne McInerney	59	Chief Marketing Officer
Wei Zhong	45	Chief Technology Officer
Tony W. Tsai	50	Vice President, Corporate Affairs and Corporate Secretary
Ming He	52	Treasurer
Mathew S. Zauner	50	Corporate Secretary
Non-Executive Directors:
Yi Zeng	67	Director
Christopher Thorne (1)(2)(3)	55	Director
Jiawei “Joe” Tong (1)(2)(3)	59	Director
Benjamin B. Ge (1)(2)(3)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Peter Z. Wang, founded CAG, the former parent company of Cenntro, and served as its Chairman and Chief Executive Officer since 2013. Mr. Wang began serving as Managing Director, Chairman of the Board, and Chief Executive Officer of the Company immediately following the closing of the Combination in December 2021. Mr. Wang is an entrepreneur and investor in the electric vehicle and technology industries, and has founded or co-founded a number of companies in his career, including UTStarcom (a global telecom infrastructure provider), which went public in 2000, World Communication Group, an international telecommunication company, and Sinomachinery Group, a diesel power system (engine and transmission) manufacturer. Mr. Wang was named one of the Outstanding 50 Asian Americans in Business by Asian American Business Development Center in 2004, one of China’s 100 Most Innovative Businessmen by Fast Company Magazine in 2017, and one of the Most Intriguing Entrepreneurs by Goldman Sachs in 2019. Mr. Wang is also the chairman of the board of directors of Cenntro Enterprise Limited, a principal stockholder of the Company, and Greenland Technologies Holding Corp. (NASDAQ: GTEC), a transmission products manufacturing company. Mr. Wang holds Bachelor of Science degrees in Computer Science and Math, as well as a Master of Science degree in Electrical Engineering, from the University of Illinois at Chicago. Mr. Wang also holds a Master of Business Administration from Nova Southeastern University. We believe Mr. Wang is qualified to serve on our Board due to his extensive leadership and management experience, including his experience serving as founder and Chairman and Chief Executive Officer of CAG.

Edmond Cheng, has served as Cenntro’s President and Chief Financial Officer since April 2021 and became Chief Financial Officer of the Company immediately following the closing of the Combination in December 2021. Prior to joining Cenntro, Mr. Cheng served as the Chief Financial Officer and a Partner of Mithera Capital Management LLC from August 2017 to March 2021. Mr. Cheng was the Chief Financial Officer (Worldwide) of Pactera Technology International Ltd., a leading global IT software and services company, from January 2015 to July 2017. From 2009 to 2015, Mr. Cheng served as the Chief Financial Officer for publicly listed companies including Zoomlion, a Chinese manufacturer of construction machinery and sanitation equipment, UTStarcom, Inc., a global telecom infrastructure provider, and TCL Multimedia Technology Holdings Ltd, a Chinese manufacturer of televisions and other consumer electronics. Mr. Cheng previously served as the Chief Financial Officer of portfolio companies owned by private equity companies including Temasek Holdings, Hony Capital/Goldman Sachs, and Blackstone Group. Mr. Cheng brings to the Company extensive financial management expertise in East Asian and U.S. capital markets, corporate development, cross-border mergers & acquisitions, corporate governance, treasury, and investors relations. Mr. Cheng received his Executive Master of Business Administration jointly offered by Columbia University, London Business School, and University of Hong Kong in May 2012. He received a Master of Accounting and a Bachelor of Business Administration from the University of Hawaii. Mr. Cheng is a member of the American Institute of Certified Public Accountants.

Marianne McInerney, has served as Cenntro’s Executive Vice President and Chief Marketing Officer since June 2021 and became Chief Marketing Officer of the Company immediately following the closing of the Combination in December 2021. From 2017 to 2020, Ms. McInerney was the Assistant Secretary and Director of Public Relations for the U.S. Department of Transportation and served under Secretary of Transportation Elaine Chao. Ms. McInerney served as Executive Vice President of CAC, a wholly owned subsidiary, from October 2013 to October 2015. Ms. McInerney was Executive Vice President of GreenTech Automotive, a subsidiary of WM Industries Corp., from March 2012 to October 2013 and from October 2010 through March 2012, Ms. McInerney served as Chief Operating Officer at PHC, a North American distribution company focused on bringing Chinese vehicles to market. In 2010, Ms. McInerney served as a strategic consultant to Azure Dynamics to support the relaunch of the Ford Transit Connect EV, where she was responsible for market positioning, product strategy, and aligning sales strategies with corporate revenue goals. Ms. McInerney has been immersed in the Automotive and Transportation industry for almost two decades, during which time she has advised multiple original equipment manufacturers on go-to-market strategies, pricing, marketing, branding and sales, product development and business development and operations. Ms. McInerney is a former President of the American International Automobile Dealers Association, which represents over 11,000 dealer organizations in the United States on matters ranging from trade, taxation, environment and operations. Ms. McInerney received her bachelor’s degree in Political Science from the University of Dayton.

Wei Zhong, has been Cenntro’s Chief Technology Officer since 2013 and became our Chief Technology Officer immediately following the closing of the Combination in December 2021. Mr. Zhong has been instrumental in the development of our electric vehicle technologies and models, as well as the development of its supply chain. Prior to 2013, Mr. Zhong was employed with Hangzhou Jiuru Economic Information Consulting Co., Ltd., where he developed software for its enterprise information query platform. Prior to that time, Mr. Zhong served as a communication technology developer for Zhejiang Guangtong Network Technology Co., Ltd. Mr. Zhong holds a bachelor’s degree in Biotechnology from Zhejiang University.

Tony W. Tsai, has served as Vice President, Corporate Affairs of CAC, a wholly owned subsidiary, since July 2013 and was appointed Vice President, Corporate Affairs and Company Secretary of CEG, a wholly owned subsidiary, in July 2021. Mr. Tsai was appointed our Vice President, Corporate Affairs and Company Secretary immediately following the closing of the Combination in December 2021. Since April 2007, Mr. Tsai has also been a real estate advisor at Winzone Realty, Inc. From 2007 to 2009, Mr. Tsai served as Compliance Director and an investment banker at CapLink Financial Group, LLC, where he managed broker dealer compliance, supervised sales teams and provided strategic advice. From 2006 to 2007, Mr. Tsai was an investment banker with Kuhns Brothers, Inc. Since joining CAC, Mr. Tsai has been involved in corporate and communications strategy and global regulatory matters. Mr. Tsai holds a bachelor’s degree in Business Administration, with a focus on International Sales Marketing, from Baruch College, City University of New York.

Ming He, was appointed as Cenntro’s Treasurer in May 2022. Mr. He joined Cenntro Automotive Group, the predecessor of CEGL as Chief Financial Officer in February 2014. Before his role at CAG, he served as the Chief Financial Officer of Shengkai Innovations, Inc. from March 2010 through April 2012, which completed its Nasdaq listing and public offerings. Between January 2007 and February 2010, Mr. He served as Chief Financial Officer of Zhongchai Machinery, Inc. From October 2004 until January 2007, Mr. He served as Senior Director at SORL Auto Parts, Inc. (“SORL"), where he guided SORL’s progress in the US capital market and closed a public offering in November 2006. Mr. He holds designations of Chartered Financial Analyst and Certified Public Accountant. He received his Master of Science in Accountancy in 2004 and Master of Business Administration in 2003 from University of Illinois at Urbana-Champaign. He also received his bachelor’s degree from Shanghai University of International Business and Economics (f.k.a. Shanghai Institute of Foreign Trade) in 1992.

Mathew S. Zauner, was appointed as Corporate Secretary in December 2022. Mr. Zauner has over five years of experience in assuming numerous external board appointments across a wide range of industries, where he has advised international and domestic entities on Australian corporate law, governance, and tax compliance. Mr. Zauner  is currently the sole trustee and fiduciary to a fund established by a large Australian mining company. Prior to working in governance and compliance, Mr. Zauner acted as a senior tax lawyer at MinterEllison from 2009 to 2016 and as a senior manager at KPMG from 2016 to 2017. Both positions were held in Australia. Mr. Zauner holds a Master of Taxation from the University of New South Wales, a Bachelor of Laws (Hons) from Bond University, and a Certificate in Applied Taxation from the Tax Institute of Australia. Mr. Zauner is also a solicitor of the High Court of Australia, an Associate of the Governance Institute of Australia, and a member of the Australian Institute of Company Directors. The Company believes Mr. Zauner’s extensive experience in management and corporate tax compliance with global and Australian-based companies makes him well-suited to serve as an officer of the Company.

Non-Employee Directors

Yi Zeng, became a member of our Board on September 16, 2022 after the resignation of a former board member. Dr. Zeng has over 30 years’ experience in the energy industry, management, marketing and research. From 2016 to 2017, Dr. Zeng served as a non-executive Director of an energy company Range Resources Pty. Ltd, a former public company that was listed on both the London and Australian Stock Exchanges. He retired thereafter to enjoy family life.  From 2011 to 2016, Dr. Zeng served as an independent consultant for Kori Ltd. From 2011 to 2012, he was the managing director of Lomon Pty. Ltd. a former public company that was listed on the Australian Stock Exchange. From 2007-2009, Dr. Zeng was the Asia Pacific Regional Marketing Manager of Titanium, BHP Billiton Shanghai, a global energy and mining company. Prior to that Dr. Zeng served as a Principle and Senior Scientist at BHP Exploration & Mining Technology in Melbourne, Australia from 2000 to 2007. Dr. Yi Zeng holds a Ph.D. in Geophysics from Victoria University of Wellington, New Zealand; an MSc in Applied Geophysics Exploration from Chengdu College of Geology, China; and a BSc in Geophysical Exploration from Chengdu University of Technology, China. The Company believes Dr. Zeng’s extensive experience in management, technical, and research with global and Australian-based companies makes him well suited to serve as a member of the Board.

Christopher Thorne, became a member of our Board following the closing of the Combination on December 30, 2021, and serves on each of our audit committee, compensation committee and nominating committee. Mr. Thorne has served as Chairman of the Board of Broadline Capital, a global private equity firm focused on growth capital and impact investments primarily in Asia and North America, since 2005. Mr. Thorne has been the Chairman of the Board for Cytonus Therapeutics since November 2019, Endosphere, Inc. since December 2010 and has been the Chairman of the Board of Powermers, Inc. since January 2010. Mr. Thorne received his Juris Doctor from Harvard Law School with honors, Master of Business Administration from Harvard Business School with final year honors, and a bachelor’s degree from Harvard University, magna cum laude, where he founded the Harvard Negotiation Law Review and served as president of the university-wide student government. We believe Mr. Thorne is qualified to serve on our Board due to his substantial private equity and board of directors experience.

Jiawei “Joe” Tong, became a member of our Board following the closing of the Combination on December 30, 2021, and serves on each of our audit committee, compensation committee and nominating committee. Mr. Tong co-founded MeetChina, a leading B2B e-commerce website for China in 1998 and served as its Chief Executive Officer and Director from 1998 to 2003. In 2007, Mr. Tong joined Telstra Sensis as its President of China, and helped build Fang.com (NASDAQ: SFUN), a leading real-estate company website in China, and Autohome Inc. (NYSE: ATHM), a leading automotive company website. In 2016, Mr. Tong joined Ford Motor Company as its Head of Smart Mobility, China. Mr. Tong holds a bachelor’s degree in Computational Mathematics from Nanjing University, and a Master of Business Administration in Finance and Strategic Marketing from the University of Pennsylvania’s Wharton School of Business. We believe Mr. Tong is qualified to serve on our Board due to his past experience with business-to-business enterprises and in the automotive industry.

Benjamin B. Ge, became a member of our board following his election at the Company’s annual general meeting on May 31, 2022. Since February 2019, Mr. Ge has been the Chief Financial Officer of New Century Science & Technology Limited. Mr. Ge was a Managing Director at Citic Capital Holdings Limited, an alternative investment management and advisory company, from 2016 to 2019. Prior to joining Citic Capital, Mr. Ge was Regional Head (China) at Sequoia Capital Operations LLC, a venture capital firm focused on seed stage, mid stage, late stage, and growth investments in the fintech sector, from 2010 to 2016. Mr. Ge was Vice President of JP Morgan’s Global Special Opportunity Group from 2007 to 2009 and Vice President of UniCredit China Capital Ltd. from 2005 to 2007. Mr. Ge received a Bachelor of Economics degree from Southern China Normal University in 1989, as well as an Associate Diploma of Business in International Trade in 1991, a Post-Graduate Diploma of Finance in 1994, and a Master of Finance degree in 2001 from Royal Melbourne Institute of Technology. He is member of the Securities Institute of Australia. The Company believes Mr. Ge is qualified to serve on our Board due to his extensive experience in private equity and corporate finance matters.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of Christopher Thorne, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Thorne is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of NASDAQ Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Mr. Thorne qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our Compensation Committee consists of Christopher Thorne, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nomination Committee. Our Nomination Committee consists of Christopher Thorne, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

●	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

●
advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers, and employees. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Ethics is posted on our website at https://ir.cenntroauto.com/static-files/fd697ea5-17b6-4536-bfe2-5539e84305f3.

Item 11.	Executive Compensation.

Introduction

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This section provides an overview of CEG’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2022, CEG’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Peter Z. Wang, Chief Executive Officer;

•	Wei Zhong, Chief Technology Officer;

•	Edmond Cheng, Chief Financial Officer;

The objective of CEG’s compensation program is to provide a total compensation package to each NEO that will enable CEG to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total($)
Peter Z. Wang	2022	350,000	(2)	0	920,165	(3)	0	1,270,165
Chief Executive Officer	2021	235,000	(1)	0	0		0	235,000

Edmond Cheng	2022	300,000	(5)	0	464,022	(6)	0	764,022
Chief Financial Officer	2021	225,000	(4)	100,000	0		0	325,000	(3)

Marianne McInerney	2022	250,000		0	160,988	(7)	0	410,988
Chief Marketing Officer	2021	250,000		0	0		0	250,000

(1)
Represents the amount paid to Mr. Wang during the year ended December 31, 2021. Mr. Wang was entitled to receive $10,000 per month from January 1, 2021 until July 1, 2021. On July 1, 2021, Mr. Wang’s compensation was increased to $350,000 per year and was paid $29,167 per month through the end of the year.

(2)	Represents the amount paid to Mr. Wang during the year ended December 31, 2022.

(3)
On May 3, 2022, Mr. Wang was granted an option to purchase 3,500,000 Ordinary Shares of the Company under the its 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $1.8480 per share of incentive stock options and $1.6800 per share of non-statutory stock options, which is equal to the price per Ordinary Share of the Company on the date of grant of the option, out of which 656,250 options have been vested during the year ended December 31, 2022, fair value of which is represented here.

(4)	Represents the amount paid to Mr. Cheng for services rendered as Chief Financial Officer between April and December 2021.

(5)	Represents the amount paid to Mr. Cheng during the year ended December 31, 2022

(6)
On December 30, 2021, Mr. Cheng was granted an option to purchase 1,297,063 Ordinary Shares under the 2022 Plan, with an exercise price per share equal to $5.74 per share, which is equal to the price per Ordinary Share of the Company on the date of grant of the option. The option grant, and adjustment of exercise price to $1.6800 per share, were approved by shareholders at the Annual General Meeting on May 31, 2022, out of which 324,264 options have been vested during the year ended December 31, 2022, fair value of which is represented here.

(7)
On May 3, 2022, Ms. McInerney was granted an option to purchase 600,000 Ordinary Shares under the 2022 Plan, with an exercise price per share equal to $1.6800 per share, which is equal to the price per Ordinary Share of the Company on the date of grant of the option. The option grant was approved by shareholders at the Annual General Meeting on May 31, 2022, out of which 112,500 options have been vested during the year ended December 31, 2022, fair value of which is represented here.

Compensation of Directors

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our shareholders, and a long-term commitment to us.

Agreements with Our Named Executive Officers

Below are descriptions of the material terms of the employment agreements and offer letters with Cenntro’s Named Executive Officers.

Employment Agreement with Peter Z. Wang

On August 20, 2017, CAG entered into an employment agreement with Mr. Wang to serve as Chief Executive Officer of CAG. The initial term of the employment agreement expires on August 19, 2022 and is automatically renewed for successive one-year periods unless terminated by either party prior to the expiration of any extended term. The employment agreement provides that Mr. Wang is entitled to an annual base salary (which is currently $350,000). Mr. Wang is not entitled to any cash severance under his employment agreement. Mr. Wang’s employment agreement contains customary restrictions on competition, solicitation and the disclosure of confidential information. In connection with the closing of the Combination, CAC assumed the rights and obligations of CAG under the employment agreement with Mr. Wang.

Employment Agreement with Edmond Cheng

On April 1, 2021, Edmond Cheng joined CAG as CEG’s President and Chief Financial Officer. In connection with Mr. Cheng’s appointment, CAG entered into an offer letter with Mr. Cheng, which was amended and restated as of June 28, 2021 and further amended on September 3, 2021. The initial term of Mr. Cheng’s employment expires on March 31, 2024 and is automatically renewed for successive one-year periods unless terminated by either party prior to the expiration of the initial term or any extension thereof. Pursuant to the amended and restated offer letter, Mr. Cheng will receive an annual base salary of $300,000 and received a one-time signing bonus of $100,000. Additionally, on December 30, 2021, Mr. Cheng was granted an option, subject to shareholder approval, to purchase 1,297,063 Ordinary Shares under the 2022 Plan with an exercise price per share equal to $5.74 per share, which is equal to the price per Ordinary Share of the Company on the date of grant of the option.

Under the amended and restated offer letter, upon termination of his employment without “cause” or a resignation for “good reason” (as such terms are defined in the amended and restated offer letter), subject to his execution and non-revocation of a release of claims agreement, and his compliance with certain restrictive covenants as described below, Mr. Cheng will be eligible to receive six months of base salary (payable in accordance with our customary payroll practice), a prorated annual bonus for the year of termination and continuing COBRA coverage (but not for more than eighteen months, in accordance with applicable law).

Mr. Cheng executed CAG’s standard Employee’s Proprietary Information and Inventions and Non-Competition Agreement (“PIIA”) which contains customary restrictions on competition, solicitation and disclosure of confidential information as well as provisions regarding the assignment of intellectual property.

In connection with the closing of the Combination, CAC assumed the rights and obligations of CAG under the offer letter and PIIA with Mr. Cheng.

Employment Agreement with Marianne McInerney

On June 1, 2021, Marianne McInerney joined CAG as its Executive Vice President and Chief Marketing Officer. In connection with Ms. McInerney’s appointment, CAG entered into an offer letter with Ms. McInerney. The initial term of Ms. McInerney’s employment expires on June 1, 2022 and is automatically renewed for successive one-year periods unless terminated by either party prior to the expiration of the initial term or any extension thereof. Pursuant to the offer letter, Ms. McInerney received an annual base salary of $250,000.

Ms. McInerney executed an Employee’s PIIA which contains customary restrictions on disclosure of confidential information as well as provisions regarding the assignment of intellectual property.

In connection with the closing of the Combination, CAC assumed the rights and obligations of CAG under the offer letter and PIIA with Ms. McInerney.

Prior to June 1, 2021, Ms. McInerney provided consulting services to CEG and received fees at the annual rate of $250,000.

On February 28, 2023, we informed Ms. McInerney that the Company would not renew her appointment prior to the automatic renewal of her June 1, 2021, offer letter and thus, Ms. McInerney’s appointment as Executive Vice President and Chief Marketing Officer will cease as of May 31, 2023. Prior to May 31, 2023, CEG and Ms. McInerney entered into an updated contract to rename her position as Chief Global Strategist and to redirect and focus her portfolio to include international and government relations and incentives.

Health and Welfare Benefits and Perquisites

All of Cenntro’s executive officers were eligible to participate in its employee benefit plans, including its medical, dental, vision, life and disability insurance plans, in each case on the same basis as all of its other employees. Cenntro does not maintain any retirement plans or executive-specific benefit or perquisite programs. Following the closing of the Combination, we provide employees, including our executive officers, the same benefits.

Annual Cash Bonuses

None of Cenntro’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2022, except for Mr. Cheng who received a signing bonus of $100,000 in connection with his employment with the Company, which bonus was accrued during the year ended December 31, 2021 and paid in early 2022.

Equity Incentive Awards

Cenntro has historically granted stock options to its employees, including its executive officers, under the 2016 Plan and the 2022 Plan. Options were granted at a price not less than the fair market value on the date of grant and generally are exercisable within five years after the date of grant. Options generally expire eight to ten years from the date of grant.

Pursuant to the Acquisition Agreement, at the closing of the Combination, NBG assumed the 2016 Plan and the options granted and outstanding thereunder and, as a result, options to purchase an aggregate of 9,225,271 Ordinary Shares under the 2016 Plan, out of which 9,173,803 are outstanding as of the date of this Annual Report. No new grants will be made under our 2016 Plan and all share awards will be granted to our employees, including our executive officers, under the 2022 Plan.

 Cenntro Electric Group Limited 2022 Stock Incentive Plan

On December 30, 2021, in connection with the Combination, the Board adopted the 2022 Plan, which became effective on that date, and was later approved by shareholders at the Annual General Meeting on May 31, 2022. The following is a description of the material terms of the 2022 Plan. The summary below does not contain a complete description of all provisions of the 2022 Plan and is qualified in its entirety by reference to the 2022 Plan, a copy of which was filed as Exhibit 10.5 to our Report of Foreign Private Issuer on Form 6-K, filed with the SEC on January 5, 2022, and is incorporated herein by reference.

Share Awards. The 2022 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted share awards, share unit awards, share appreciation rights, cash-based awards, and performance-based share awards, or collectively, share awards. ISOs may be granted only to our employees, including officers, and the employees of our subsidiaries. All other share awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries and affiliates.

Share Reserve. The aggregate number of Ordinary Shares that may be issued pursuant to share awards under the 2022 Plan will not exceed the sum of 25,965,234 shares, plus an annual increase on the first day of each fiscal year, for a period of not more than nine (9) years, beginning on January 1, 2023 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) five percent (5%) of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser amount (including zero) that the compensation committee (as defined below) determines for purposes of the annual increase for that fiscal year.

If restricted securities or securities issued upon the exercise of options are forfeited, then such shares shall again become available for awards under the 2022 Plan. If share units, options or share appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2022 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or share appreciation rights shall again become available for awards under the 2022 Plan. If share units or share appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such share units or share appreciation rights shall reduce the number of shares available under the 2022 Plan, and the balance (including any shares withheld to cover taxes) shall again become available for awards under the 2022 Plan.

As of the date of this Annual Report, options to purchase a total of 12,337,063 Ordinary Shares were outstanding under the 2022 Plan. As of the date of this Annual Report, options to purchase an aggregate of 12,797,063 Ordinary Shares have been granted and no Ordinary Shares have been issued under the 2022 Plan.

Incentive Stock Option Limit. The maximum number of Ordinary Shares that may be issued upon the exercise of ISOs under the 2022 Plan is 25,965,234 shares.

Grants to Outside Directors. The fair market value of any awards granted under the 2022 Plan to an outside director as compensation for services as an outside director during any twelve-month period may not exceed $500,000 on the date of grant, provided that any award granted to an outside director in lieu of an annual cash retainer payment and/or cash meeting fees (if any) will be excluded from such limit. An outside director may elect to receive his or her annual cash retainer payments and/or cash meeting fees (if any) in the form of cash, options, share appreciation rights, restricted securities, share units, or a combination thereof, as determined by our Board.

Administration. The 2022 Plan will be administered by our Board or a committee appointed by our Board, or the compensation committee. Subject to the limitations set forth in the 2022 Plan, the compensation committee has the authority to determine, among other things, to whom awards will be granted, the number of shares subject to awards, the term during which an option or share appreciation right may be exercised and the rate at which the awards may vest or be earned, including any performance criteria to which they may be subject. The compensation committee also has the authority to determine the consideration and methodology of payment for awards.

Repricing; Cancellation and Re-Grant of Share Awards. The compensation committee has the authority to modify outstanding awards under the 2022 Plan. Subject to the terms of the 2022 Plan, the compensation committee has the authority to cancel any outstanding share award in exchange for new share awards, cash, or other consideration, without shareholder approval but with the consent of any adversely affected participant.

Stock Options. A stock option is the right to purchase a certain number of shares, at a certain exercise price, in the future. Under the 2022 Plan, ISOs and NSOs are granted pursuant to stock option agreements adopted by the compensation committee. The compensation committee determines the exercise price for a stock option, within the terms and conditions of the 2022 Plan, provided that the exercise price of a stock option generally cannot be less than one hundred percent (100%) of the fair market value of our Ordinary Shares on the date of grant. Options granted under the 2022 Plan vest at the rate specified by the compensation committee. Stock options granted to certain employees outside of the United States may be settled in cash.

Stock options granted under the 2022 Plan generally must be exercised by the optionee before the earlier of the expiration of such option or the expiration of a specified period following the optionee’s termination of employment. Each stock option agreement will set forth the extent to which the option recipient will have the right to exercise the option following the termination of the recipient’s service with us, and the right to exercise the option of any executors or administrators of the award recipient’s estate or any person who has acquired such options directly from the award recipient by bequest or inheritance. Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares which have already been owned by the optionee, (2) future services or services rendered to us or our affiliates prior to the award, (3) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (4) by delivery of an irrevocable direction to a securities broker or lender to pledge shares and to deliver all or part of the loan proceeds to us in payment of the aggregate exercise price, (5) by a “net exercise” arrangement, (6) by delivering a full-recourse promissory note, or (7) by any other form that is consistent with applicable laws, regulations, and rules.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our Ordinary Shares with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our share plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own shares possessing more than ten percent (10%) of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least one hundred ten percent (110%) of the fair market value of the shares subject to the option on the date of grant, and (2) the term of the ISO does not exceed five (5) years from the date of grant.

Restricted Share Awards. The terms of any awards of restricted securities under the 2022 Plan will be set forth in a restricted share agreement to be entered into between us and the recipient. The compensation committee will determine the terms and conditions of the restricted share agreements, which need not be identical. A restricted share award may be subject to vesting requirements or transfer restrictions or both. Restricted securities may be issued for such consideration as the compensation committee may determine, including cash, cash equivalents, full recourse promissory notes, past services and future services. Award recipients who are granted restricted securities generally have all of the rights of a shareholder with respect to those shares, provided that dividends and other distributions will not be paid in respect of unvested shares unless and until the underlying shares vest.

Share Unit Awards. Share unit awards give recipients the right to acquire a specified number of shares (or cash amount) at a future date upon the satisfaction of certain conditions, including any vesting arrangement, established by the compensation committee and as set forth in a share unit award agreement. A share unit award may be settled by cash, delivery of shares, a combination of cash and shares as deemed appropriate by the compensation committee. Recipients of share unit awards generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled. At the compensation committee’s discretion and as set forth in the share unit award agreement, share units may provide for the right to dividend equivalents. Dividend equivalents may not be distributed prior to settlement of the share unit to which the dividend equivalents pertain and the value of any dividend equivalents payable or distributable with respect to any unvested share units that do not vest will be forfeited.

Share Appreciation Rights. Share appreciation rights generally provide for payments to the recipient based upon increases in the price of our Ordinary Shares over the exercise price of the share appreciation right. The compensation committee determines the exercise price for a share appreciation right, which generally cannot be less than one hundred percent (100%) of the fair market value of our Ordinary Shares on the date of grant. A share appreciation right granted under the 2022 Plan vests at the rate specified in the share appreciation right agreement as determined by the compensation committee. The compensation committee determines the term of share appreciation rights granted under the 2022 Plan, up to a maximum of ten years. Upon the exercise of a share appreciation right, we will pay the participant an amount in shares, cash, or a combination of shares and cash as determined by the compensation committee, equal to the product of (1) the excess of the per share fair market value of our Ordinary Shares on the date of exercise over the exercise price, multiplied by (2) the number of Ordinary Shares with respect to which the share appreciation right is exercised.

Other Share Awards. The compensation committee may grant other awards based in whole or in part by reference to our Ordinary Shares. The compensation committee will set the number of shares under the share award and all other terms and conditions of such awards.

Cash-Based Awards. A cash-based award is denominated in cash. The compensation committee may grant cash-based awards in such number and upon such terms as it shall determine. Payment, if any, will be made in accordance with the terms of the award, and may be made in cash or in Ordinary Shares, as determined by the compensation committee.

Performance-Based Awards. The number of shares or other benefits granted, issued, retainable and/or vested under a share or share unit award may be made subject to the attainment of performance goals. The compensation committee may utilize any performance criteria selected by it in its sole discretion to establish performance goals.

Changes to Capital Structure. In the event of a recapitalization, share split, or similar capital transaction, the compensation committee will make appropriate and equitable adjustments to the number of shares reserved for issuance under the 2022 Plan, the number of shares that can be issued as incentive stock options, the number of shares subject to outstanding awards and the exercise price under each outstanding option or share appreciation right.

Transactions. If we are involved in a merger or other reorganization, outstanding awards will be subject to the agreement or merger or reorganization. Subject to compliance with applicable tax laws, such agreement will provide for (1) the continuation of the outstanding awards by us, if we are a surviving corporation, (2) the assumption or substitution of the outstanding awards by the surviving corporation or its parent or subsidiary, (3) immediate vesting, exercisability, and settlement of the outstanding awards followed by their cancellation, or (4) settlement of the intrinsic value of the outstanding awards (whether or not vested or exercisable) in cash, cash equivalents, or equity (including cash or equity subject to deferred vesting and delivery consistent with the vesting restrictions applicable to such award or the underlying shares) followed by cancellation of such awards.

Change of Control. The compensation committee may provide, in an individual award agreement or in any other written agreement between a participant and us, that the share award will be subject to acceleration of vesting and exercisability in the event of a change of control.

Transferability. Unless the compensation committee provides otherwise, no award granted under the 2022 Plan may be transferred in any manner (prior to the vesting and lapse of any and all restrictions applicable to shares issued under such award), except by will, the laws of descent and distribution, or pursuant to a domestic relations order.

Amendment and Termination. Our Board has the authority to amend, suspend, or terminate the 2022 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board adopted the 2022 Plan.

Recoupment. In the event that we are required to prepare restated financial results owing to an executive officer’s intentional misconduct or grossly negligent conduct, the Board (or a designated committee) has the authority, to the extent permitted by applicable law, to require reimbursement or forfeiture to us of the amount of bonus or incentive compensation (whether cash-based or equity-based) such executive officer received during the three fiscal years preceding the year the restatement is determined to be required, to the extent that such bonus or incentive compensation exceeds what the officer would have received based on an applicable restated performance measure or target. We intend to recoup incentive-based compensation from executive officers to the extent required under the Dodd-Frank Wall Street Reform and Consumer Protection Act and any rules, regulations and listing standards that may be issued under that act.

2022 Employee Stock Purchase Plan

On December 30, 2021, in connection with the Combination, the Board adopted the Cenntro Electric Group Limited 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on that date, and was later approved by shareholders at the Annual General Meeting on May 31, 2022. The following is a description of the material terms of the ESPP. The summary below does not contain a complete description of all provisions of the ESPP and is qualified in its entirety by reference to the ESPP, a copy of which was filed as Exhibit 10.6 to our Report of Foreign Private Issuer on Form 6-K, filed with the SEC on January 5, 2022, and is incorporated herein by reference.

General. The ESPP is intended to qualify as an “employee stock purchase plan” under Code Section 423, except as explained below under “International Participation.” During regularly scheduled “offerings” under the ESPP, participants will be able to request payroll deductions and then expend the accumulated deduction to purchase a number of Ordinary Shares at a discount and in an amount determined in accordance with the ESPP’s terms.

Shares Available for Issuance. The aggregate number of Ordinary Shares that may be issued pursuant to the ESPP is equal to 7,789,571 Ordinary Shares.

Administration. Except as noted below, the ESPP will be administered by our Board or a committee appointed by our Board, or the compensation committee. The compensation committee has the authority to construe, interpret and apply the terms of the ESPP, determine eligibility, establish such limitations and procedures as it determines are consistent with the ESPP and adjudicate any disputed claims under the ESPP.

Eligibility. Each full-time and part-time employee, including our officers and employee directors and employees of participating subsidiaries, but excluding any employees who are located in China, who is employed by us on the day preceding the start of any offering period is eligible to participate in the ESPP. The ESPP requires that an employee customarily work more than 20 hours per week and more than five months per calendar year in order to be eligible to participate in the ESPP. The ESPP permits an eligible employee to purchase our Ordinary Shares through payroll deductions, which may not be more than fifteen percent (15%) of the employee’s compensation, or such lower limit as may be determined by the compensation committee from time to time. However, no employee is eligible to participate in the ESPP if, immediately after electing to participate, the employee would own shares (including shares such employee may purchase under this plan or other outstanding options) representing five percent (5%) or more of the total combined voting power or value of all classes of our Ordinary Shares. Unless provided otherwise by the compensation committee prior to commencement of an offering, the maximum number of Ordinary Shares which may be purchased by a participant during such offering is equal to (i) fifteen percent (15%) multiplied by (ii) $130,000 divided by the fair market value of an ordinary share on the first day of the offering period. In addition, no employee is permitted to accrue, under the ESPP and all similar purchase plans of us or its subsidiaries, a right to purchase shares of us having a value in excess of $25,000 of the fair market value of such shares (determined at the time the right is granted) for each calendar year. Employees will be able to withdraw their accumulated payroll deductions prior to the end of the offering period in accordance with the terms of the offering. Participation in the ESPP will end automatically on termination of employment.

Offering Periods and Purchase Price. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the compensation committee may specify offerings with a duration of not more than twenty-seven (27) months and may specify shorter purchase periods within each offering. During each purchase period, payroll deductions will accumulate, without interest. On the last day of the purchase period, accumulated payroll deductions will be used to purchase our Ordinary Shares for employees participating in the offering. The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than eighty-five percent (85%) of the fair market value per share of our Ordinary Shares on either the offering date or on the purchase date, whichever is less. The fair market value of our Ordinary Shares for this purpose will generally be the closing price on the Nasdaq Capital Market (or such other exchange as our Ordinary Shares may be traded at the relevant time) on the date in question, or if such date is not a trading day, on the last trading day before the date in question.

Reset Feature. The compensation committee may specify that, if the fair market value of a share of our Ordinary Shares on any purchase date within a particular offering period is less than or equal to the fair market value on the start date of that offering period, then the offering period will automatically terminate and the employee in that offering period will automatically be transferred and enrolled in a new offering period which will begin on the next day following such purchase date.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a share split, appropriate adjustments will be made to (1) the number of shares reserved under the ESPP, (2) the individual and aggregate participant share limitations described in the plan and (3) the price of shares that any participant has elected to purchase.

Corporate Reorganization. Immediately before a corporate reorganization, the offering period and purchase period then in progress shall terminate and either our Ordinary Shares will be purchased with the accumulated payroll deductions or the accumulated payroll deductions will be refunded without occurrence of any of our Ordinary Shares purchase, unless the surviving corporation (or its parent corporation) assumes the ESPP under the plan of merger or consolidation.

International Participation. To provide us with greater flexibility in structuring our equity compensation programs for our non-U.S. employees, the ESPP also permits us to grant employees of our non-U.S. subsidiary entities rights to purchase Ordinary Shares pursuant to other offering rules or sub-plans adopted by the compensation committee in order to achieve tax, securities law or other compliance objectives. While the ESPP is intended to be a qualified “employee stock purchase plan” within the meaning of Code Section 423, any such international sub-plans or offerings are not required to satisfy those U.S. tax code requirements and therefore may have terms that differ from the ESPP terms applicable in the U.S. However, the international sub-plans or offerings are subject to the ESPP terms limiting the overall shares available for issuance, the maximum payroll deduction rate, maximum purchase price discount and maximum offering period length.

Amendment and Termination. Our Board and the compensation committee each have the right to amend, suspend or terminate the ESPP at any time. Any increase in the aggregate number of Ordinary Shares to be issued under the ESPP is subject to shareholder approval. Any other amendment is subject to shareholder approval only to the extent required under applicable law or regulation.

Amended and Restated 2016 Incentive Stock Option Plan

In connection with the Combination, the Company assumed CAG’s obligations under the 2016 Plan. The following is a description of the material terms of the 2016 Plan. The summary below does not contain a complete description of all provisions of the 2016 Plan and is qualified in its entirety by reference to the 2016 Plan, a copy of which was filed as Exhibit 10.7 to our Report of Foreign Private Issuer on Form 6-K, filed with the SEC on January 5, 2022, and is incorporated herein by reference.

General. CAG’s board of directors adopted the 2016 Plan, and CAG’s shareholders approved the 2016 Plan, on February 10, 2016.

The 2016 Plan provides for the grant of NSOs, share awards, and restricted share purchase offer awards, or collectively, awards, to employees, officers and consultants. While we have granted NSOs under the 2016 Plan, we have not granted any share awards or restricted share purchase offer awards under the 2016 Plan.

Administration. The 2016 Plan is administered by the Company’s Board, and may be amended, suspended or terminated by the Board, without shareholder approval, unless either (i) shareholder approval is required by applicable law, regulations or stock exchange listing standards or (ii) the revision or amendment increases the number of shares subject to the 2016 Plan, decreases the price at which grants may be granted, materially increases the benefits to participants, or changes the class of persons eligible to receive grants under the 2016 Plan.

Authorized Shares. As of the date of this Annual Report, options to purchase a total of 9,173,803 Ordinary Shares were outstanding under the 2016 Plan. The weighted-average exercise price of the options outstanding under the 2016 Plan is $1.1007 per share. No additional awards and no additional shares are available for future issuance under the 2016 Plan. However, the 2016 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder. In the event of a share split, share dividend, combination or reclassification of the shares, recapitalization, merger or similar event, the 2016 Plan administrator may proportionately adjust the number of shares covered by outstanding awards, the number of shares available for issuance as future awards under the 2016 Plan, and the exercise or purchase price of outstanding awards.

Nonstatutory Stock Options. The 2016 Plan administrator determines the exercise price for each stock option and the term of an option may not exceed ten years. No option may be transferred by the optionholder other than by will or the laws of descent or distribution. Each option may be exercised during the optionholder’s lifetime solely by the optionholder. Options granted under the 2016 Plan generally vest at the rate of twenty percent each year commencing on the vesting commencement date over five years. Upon the termination of an optionholder’s service as an employee, non-employee director, or consultant for any reason other than death or disability, such optionholder may exercise his or her vested options for not less than thirty days and not more than three months after the date service terminates. In the case of the optionholder’s termination of service as a result of the optionholder’s death or disability, the option will remain exercisable for not less than six months nor more than one year following such termination. Notwithstanding the foregoing, no option may be exercised after the expiration of its term.

Corporate Transactions. The 2016 Plan provides that, in the event of a proposed dissolution or liquidation of the Company, a merger or consolidation in which the Company is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Company, unless otherwise provided by the Board, all outstanding stock options will terminate if not assumed by the successor entity or new stock options of the successor entity are substituted therefore.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of our Ordinary Shares as of the date of this report, by:

•	each of our executive officers and directors;

•	all of our current directors and executive officers as a group; and

•	each person or entity, or group of persons or entities, known by us to own beneficially more than 5% of our Ordinary Shares.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 304,449,091 Ordinary Shares outstanding as of June 25, 2023.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% Shareholders:
China Leader Group Limited (2)	17,721,659	5.8%
Directors and Executive Officers:
Peter Z. Wang (3)	72,638,092	23.9%
Edmond Cheng (4)	486,396	*	%
Marianne McInerney	187,500	*	%
Wei Zhong (5)	1,610,170	*	%
Tony Tsai (6)	476,253	*	%
Jiawei “Joe” Tong (7)	66,666	*	%
Christopher Thorne (8)	66,666	*	%
Ming He (9)	941,413	*	%
Mathew S. Zauner	-	-%
Yi Zeng	-	-%
Benjamin B. Ge (10)	362,584	*	%
			%
All current directors and executive officers as a group (eleven persons) (11)	76,835,740	25.2%

*	Represents beneficial ownership of less than 1%.

1)	Unless otherwise indicated, the address for each beneficial owner listed in the table above is c/o Cenntro Electric Group Limited, 501 Okerson Road, Freehold, New Jersey 07728.

2)
Represents the Acquisition Shares received by China Leader Group Limited (“CLGL”) following the closing of the Combination, pursuant to the Distribution. CLGL is wholly owned by Yeung Heung Yeung, one of the directors of CAG, the former parent company of Cenntro. Yeung Heung Yeung has sole voting and dispositive power with respect to the Ordinary Shares held by CLGL. Accordingly, Mr. Yeung may be deemed to beneficially own the 1,8458,659 Ordinary Shares directly held by CLGL. The address of China Leader is Flat B, 29 Floor, Tower 1, Starcrest, 9 Star Street, Wan Chai, Hong Kong.

3)
Consists of (i) 65,399,935 Acquisition Shares held of record by Cenntro Enterprise Limited, (ii) 6,144,407 Acquisition Shares held of record by Trendway Capital Limited, each of which is wholly owned by Mr. Peter Wang, and (iii) 1,093,750 Ordinary Shares that Mr. Wang has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2022 Plan. Mr. Wang has voting and dispositive power over the securities held by each entity and as a result may be deemed to beneficially own the securities of such entities. Each of Cenntro Enterprise Limited and Trendway Capital Limited received such Acquisition Shares presented above following the closing of the Combination, pursuant to the Distribution.

4)	Consists of 486,396 Ordinary Shares that Mr. Cheng has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2022 Plan.

5)	Consists of 1,610,170 Ordinary Shares that Mr. Zhong has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options under the 2016 Plan.

6)	Consists of 476,253 Ordinary Shares that Mr. Tsai has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options under the 2016 Plan and 2022 Plan.

7)	Consists of 66,666 Ordinary Shares that Mr. Tong has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2022 Plan

8)	Consists of 66,666 Ordinary Shares that Mr. Thorne has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2022 Plan.

9)	Consists of 941,413 Ordinary Shares that Mr. He has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2016 Plan and 2022 Plan.

10)
Consists of 295,918 ordinary shares beneficially owned by Mr. Ge, and 33,333 Ordinary Shares that Mr. Ge has the right to acquire from us within 60 days of June 25, 2023, pursuant to the exercise of stock options granted under the 2022 Plan.

11)
Consists of (i) 71,840,260 Ordinary Shares beneficially owned by our directors and executive officers and (ii) 4,995,480 Ordinary Shares underlying outstanding options, exercisable within 60 days of June 25, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. We will require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Since January 1, 2022, Cenntro has been party to the following material transactions and loans with (a) enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, Cenntro; (b) associates; (c) individuals owning, directly or indirectly, an interest in voting power that gives them significant influence over Cenntro, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling Cenntro’s activities, including directors and senior management and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Commercial Transactions

Purchased raw material from related parties

During the year ended December 31, 2022, Cenntro purchased approximately $1.4 million of batteries for Metro® from Hangzhou Hezhe Energy Technology Co., Ltd., an entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the subsidiary of the Company.

Financings from related parties

None

Advances to related parties

None

Capital injection to a related party

On December 16, 2022, the Company committed an investment of approximately $2.7 million in Antric GmbH to acquire 25% of its equity interest. During the year ended December 31, 2022, approximately $2 million was paid to Antric GmbH.

Item 14.	Principal Accounting Fees and Services.

Dismissal of Marcum Asia CPAs LLP

On April 14, 2023, the Audit Committee of the Company approved the dismissal of Marcum Asia CPAs LLP (“Marcum Asia”) as our independent registered public accounting firm effective April 17, 2023. During the fiscal years ended December 31, 2021 (i) there were no disagreements with Marcum Asia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum Asia to make reference to the subject matter of such disagreements in its reports on our financial statements for such year, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K other than the following:  (a) Material weaknesses in the Company’s internal control over financial reporting that was disclosed in the Company’s 20-F for the year ended December 31, 2021.

The Company provided the Marcum Asia with a copy of the foregoing disclosures and requested that the Marcum Asia furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. A copy of the letter provided by Marcum Asia, dated March 24, 2023, is filed as Exhibit 16.1 to our Form 8-K/A filed on April 26, 2023.

Engagement of Guangzhou Good Faith CPA LTD

On April 14, 2023, the Company, upon the Audit Committee’s approval, engaged the services of Guangzhou Good Faith CPA LTD ("Good Faith”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the two years ended December 31, 2021, and December 31, 2022.

During each of the Company’s two most recent fiscal years and through the date of this report, the Company or someone on its behalf did not consult Good Faith with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Cost of Fees and Services

The following table sets forth fees billed to us by our former independent auditor Marcum Asia for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2022	2021
Audit fees	$527,307	$370,295
Audit-related fees	51,500	-
Tax fees	-	-
All other fees	-	-
Total fees	$578,807	$370,295

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Prior to Marcum Asia’s dismissal,   Marcum Asia’s engagement was approved by the audit committee of the Board and ratified by the Board.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of Good Faith, independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1
Constitution of Cenntro Electric Group Limited ACN 619 054 938 (incorporated by reference to Exhibit 3.1 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).
10.1
Stock Purchase Agreement, dated November 5, 2021, by and among Naked Brand Group Limited ACN 619 054 938, Cenntro Automotive Group Limited (Cayman), Cenntro Automotive Group Limited (Hong Kong), Cenntro Automotive Corporation and Cenntro Electric Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on November 8, 2021).

10.2
Local Sale and Purchase Agreement, dated December 30, 2021, by and between Naked Brand Group Limited and Cenntro Automotive Group Limited (Cayman) (incorporated by reference to Exhibit 10.1 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.3
Registration Rights Agreement, dated December 30, 2021, by and among Naked Brand Group Limited and the parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.4
Relationship Agreement, dated December 30, 2021, by and among Naked Brand Group Limited, Peter Z. Wang, Cenntro Enterprise Limited and Trendway Capital Limited (incorporated by reference to Exhibit 10.3 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.5	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on November 8, 2021).
10.6+
Cenntro Electric Group Limited 2022 Stock Incentive Plan (and Forms of Stock Option Agreement, Cash-Settled Option Agreement, Restricted Stock Agreement and Restricted Stock Unit Agreement (and each agreement’s Notice of Exercise and Grant Notice, as applicable)) (incorporated by reference to Exhibit 10.5 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.7+
Cenntro Electric Group Limited 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.8+
Cenntro Electric Group Limited Amended and Restated 2016 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.9
Plant Lease Agreement, dated December 2020, by and between Administrative Commission of Changxing Branch, Huzhou Taihu South Industrial Zone and Cenntro Automotive Group Limited (Hong Kong) (English Translation) (incorporated by reference to Exhibit 10.8 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.10+
Employment Agreement, dated August 20, 2017, by and between Peter Z. Wang and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.9 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.11+
Amended and Restated Offer Letter, dated June 28, 2021, by and between Edmond Cheng, Cenntro Automotive Group Limited and, for limited purposes, Cenntro Electric Group, Inc (incorporated by reference to Exhibit 10.10 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.12+
Addendum to Amended and Restated Offer Letter, dated October 1, 2021, by and between Edmond Cheng and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.11 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.13+
Offer Letter, dated June 1, 2021, by and between Marianne McInerney and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.12 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.14
Entrustment Agreement, dated December 4, 2021, by and between Cenntro Electric Group, Inc. and Cedar Europe GmbH (incorporated by reference to Exhibit 10.21 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.15
Lease Agreement for Commercial Space, dated as of December 26, 2021, by and between Cedar Europe GmbH and Stefan Schoppmann (English Translation) (incorporated by reference to Exhibit 10.22 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.16
Term Sheet, dated December 30, 2021, by and among Naked Brand Group Limited, Bendon Limited and FOH Online Corp (incorporated by reference to Exhibit 10.23 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.17+
Share and Loan Purchase Agreement, dated as of March 5, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on March 9, 2022).

10.18
Lease Agreement, dated January 20, 2022, by and between Jax Industrial One, Ltd., as Landlord, and Cenntro Automotive Corporation, as Tenant, (incorporated by reference to Exhibit 4.26 to the Annual Report Form 20-F filed by the registrant on April 25, 2022).

10.19
First Lease Amendment, dated as of February 17, 2022, by and among Jax Industrial One, Ltd., as Landlord, Cenntro Automotive Corporation, as Tenant, and Cenntro Electric Group Limited, as Guarantor, (incorporated by reference to Exhibit 4.27 to the Annual Report Form 20-F filed by the registrant on April 25, 2022).

10.20
Share and Loan Purchase Agreement, dated as of December 13, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 16, 2022).

10.21
Placement Agency Agreement, dated as of July 20, 2022 , by and between Cenntro Electric Group Limited and Univest Securities, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.22
Securities Purchase Agreement, dated as dated as of July 20, 2022 , by and among Cenntro Electric Group Limited and certain accredited investors, (incorporated by reference to Exhibit 10.2 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.23+
Share and Loan Purchase Agreement, dated as of March 5, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on March 9, 2022).

14.1	Code of Ethics (incorporated by reference Exhibit 11.1 to the Annual Report on Form 20-F filed by the registrant on June 14, 2019).
21.1	List of Subsidiaries.
23.1	Consent of Guangzhou Good Faith CPA LTD
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type the Company treats as private or confidential.

+ Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENNTRO ELECTRIC GROUP LIMITED

By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edmond Cheng
Edmond Cheng
Chief Financial Officer
(Principal Accounting Officer)

Each person whose signature appears below constitutes and appoints Peter Z. Wang and Edmond Cheng, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter Z. Wang	Chairman of the Board and Chief Executive Officer	June 30, 2023
Peter Z. Wang	(Principal Executive Officer)

/s/ Edmond Cheng	Chief Financial Officer	June 30, 2023
Edmond Cheng	(Principal Accounting Officer)

/s/ Benjamin B. Ge	Director	June 30, 2023
Benjamin B. Ge

/s/ Jiawei “Joe” Tong	Director	June 30, 2023
Jiawei “Joe” Tong

/s/ Christopher Thorne	Director	June 30, 2023
Christopher Thorne

/s/ Yi Zeng	Director	June 30, 2023
Yi Zeng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cenntro Electric Group Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cenntro Electric Group Limited (the “Company”) as of December 31, 2022, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Guangzhou Good Faith CPA LTD

We have served as the Company’s auditor since 2023.

Guangzhou, People's Republic of China
June 30, 2023

CENNTRO ELECTRIC GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. dollars, except for the number of shares)

	Note	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents		$153,966,777	$261,069,414
Restricted cash		130,024	595,548
Accounts receivable, net	4	565,398	2,047,560
Inventories	5	31,843,371	8,139,816
Prepayment and other current assets	6	16,138,330	7,989,607
Amounts due from related parties - current	20	366,936	1,232,634
Total current assets		203,010,836	281,074,579

Non-current assets:
Equity method investments	7	5,325,741	329,197
Investment in equity securities	8	29,759,195	-
Property, plant and equipment, net	9	14,962,591	1,301,226
Intangible assets, net	10	4,563,792	3,313
Right-of-use assets	14	8,187,149	1,669,381
Amount due from related parties - non-current	21	-	4,834,973
Other non-current assets, net	11	2,039,012	2,151,700
Total non-current assets		64,837,480	10,289,790

Total Assets		$267,848,316	$291,364,369

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$3,383,021	$3,678,823
Accrued expenses and other current liabilities	12	5,048,641	4,183,263
Contractual liabilities	2(n)	2,388,480	1,943,623
Operating lease liabilities, current	14	1,313,334	839,330
Convertible promissory notes	15	57,372,827	-
Deferred government grant, current		26,533	-
Amounts due to related parties	21	716,372	15,756,028
Total current liabilities		70,249,208	26,401,067

Non-current liabilities:
Other non-current liabilities		-	700,000
Deferred government grant, non-current		497,484	-
Derivative liability - investor warrant	15	14,334,104	-
Derivative liability - placement agent warrant	15	3,456,404	-
Operating lease liabilities, non-current	14	7,421,582	489,997
Total non-current liabilities		25,709,574	1,189,997

Total Liabilities		$95,958,782	$27,591,064

Commitments and contingencies	20

EQUITY
Ordinary shares (No par value; 300,841,995 and 261,256,254 shares issued and outstanding as of December 31, 2022 and 2021, respectively)		-	-
Additional paid in capital		397,497,817	374,901,939
Accumulated deficit		(219,824,176)	(109,735,935)
Accumulated other comprehensive loss		(5,306,972)	(1,392,699)
Total equity attributable to shareholders		172,366,669	263,773,305
Non-controlling interests		(477,135)	-
Total Equity		$171,889,534	$263,773,305
Total Liabilities and Equity		$267,848,316	$291,364,369

The accompanying notes are an integral part of these consolidated and combined financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

		For the Years Ended December 31,
	Note	2022	2021
		Consolidated	Combined

Net revenues	2(n)	$8,941,835	$8,576,832
Cost of goods sold		(9,455,805)	(7,073,391)
Gross (loss) profit		(513,970)	1,503,441

OPERATING EXPENSES:
Selling and marketing expenses		(6,525,255)	(1,034,242)
General and administrative expenses		(32,822,709)	(14,972,682)
Research and development expenses		(6,362,770)	(1,478,256)
Provision for doubtful accounts		(5,986,308)	(469,702)
Impairment loss of right-of-use assets		(371,695)	-
Impairment loss of intangible assets		(2,995,440)	-
Reverse of deferred tax liabilities		898,632	-
Impairment loss of property, plant and equipment		(550,402)	(6,215)
Total operating expenses		(54,715,947)	(17,961,097)

Loss from operations		(55,229,917)	(16,457,656)

OTHER EXPENSE:
Interest expense, net		(844,231)	(1,069,581)
Loss on redemption of convertible promissory notes		(7,435)	-
(Loss) income from equity method investments	7	(12,651)	15,167
Change in fair value of convertible promissory notes and derivative liability		(37,774,928)	-
Change in fair value of equity securities		(240,805)	-
Convertible bond issuance cost		(5,589,336)	-
Foreign currency exchange loss, net		(409,207)	-
Impairment loss of goodwill	3	(11,111,886)	-
Other (expense) income, net		(924,867)	1,090,263
Loss before income taxes		(112,145,263)	(16,421,807)
Income tax expense	13	-	-
Net loss		(112,145,263)	(16,421,807)
Less: net loss attributable to non-controlling interests		(2,057,022)	-
Net loss attributable to the Company’s shareholders		$(110,088,241)	$(16,421,807)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(3,889,706)	512,140
Total comprehensive loss		(116,034,969)	(15,909,667)

Less: total comprehensive loss attributable to non-controlling interests		(2,032,455)	-
Total comprehensive loss to the Company’s shareholders		$(114,002,514)	$(15,909,667)

Weighted average number of shares outstanding, basic and diluted *		263,323,238	175,090,266

Loss per share, basic and diluted *	18	(0.42)	(0.09)

* The share numbers are retroactively stated for purposes of calculating weighted average number of shares outstanding for loss per share to reflect the outstanding shares of CEGL as if the equity structure of Cenntro (the accounting acquirer) was stated to reflect the number of shares of CEGL (the accounting acquiree) issued in the Combination.

The accompanying notes are an integral part of these consolidated and combined financial statements.

 CENNTRO ELECTRIC GROUP LIMITED
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

		Ordinary shares	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of January 1, 2021	174,853,546	$-	$103,113,793	$(93,314,128)	$(1,904,839)	$7,894,826	$(28,638)	$7,866,188
Share-based compensation	-	-	1,128,325	-	-	1,128,325	-	1,128,325
Exemption of debt due from shareholders	-	-	(426,781)	-	-	(426,781)	-	(426,781)
Net loss	-	-	-	(16,421,807)	-	(16,421,807)	-	(16,421,807)
Reduction of capital investment	-	-	(13,930,000)	-	-	(13,930,000)	-	(13,930,000)
Reverse recapitalization transaction with Naked Brand Group Limited, net of transaction cost	86,402,708	-	285,016,602	-	-	285,016,602	-	285,016,602
Liquidation of subsidiary	-	-	-	-	-	-	28,638	28,638
Foreign currency translation adjustment	-	-	-	-	512,140	512,140	-	512,140
Balance as of December 31, 2021	261,256,254	$-	$374,901,939	$(109,735,935)	$(1,392,699)	$263,773,305	$-	$263,773,305
Share-based compensation	-	-	4,031,629	-	-	4,031,629	-	4,031,629
Exercise of warrants	39,534,273	-	18,549,864	-	-	18,549,864	-	18,549,864
Exercise of share-based award	51,468	-	14,385	-	-	14,385	-	14,385
Net loss	-	-	-	(110,088,241)	-	(110,088,241)	(2,057,022)	(112,145,263)
Acquisition of 65% of CAE’s equity interests	-	-	-	-	-	-	1,555,320	1,555,320
Foreign currency translation adjustment	-	-	-	-	(3,914,273)	(3,914,273)	24,567	(3,889,706)
Balance as of December 31, 2022	300,841,995	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534

*The share numbers are retroactively stated to reflect the outstanding shares of CEGL issued in the Combination.

The accompanying notes are an integral part of these consolidated and combined financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW
(Expressed in U.S. dollars, except for number of shares)

	For the Year Ended December 31,
	2022	2021
	Consolidated	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,145,263)	$(16,421,807)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	953,872	632,256
Amortization of operating lease right-of-use asset	1,616,853	636,921
Impairment of property, plant and equipment	550,402	6,215
Impairment of intangible assets	2,995,440	-
Reversal of deferred tax liabilities	(898,632)	-
Impairment of right-of-use assets	371,695	-
Impairment of goodwill	11,111,886	-
Written-down of inventories	2,155,400	1,265,890
Provision for doubtful accounts	5,986,308	469,702
Convertible promissory notes issuance costs	5,589,336	-
Loss on redemption of convertible promissory notes	7,435	-
Changes in fair value of convertible promissory notes and derivative liabilities	37,774,928	-
Changes in fair value of equity securities	240,805	-
Foreign currency exchange loss, net	409,207	14,212
Share-based compensation expense	4,031,629	1,128,325
Government grants of federal loan forgiven	-	(53,619)
Gain from disposal of plant and equipment	(10,334)	(55,087)
Gain from disposal of long-term investment	-	(508,156)
Equity pickup of the equity investment	12,651	(15,167)

Changes in operating assets and liabilities:
Accounts receivable	233,570	(2,002,919)
Inventories	(20,483,127)	(5,087,563)
Prepayment and other assets	(6,753,851)	(2,687,994)
Amounts due from/to related parties	(1,190,573)	(128,640)
Accounts payable	(2,144,725)	(128,508)
Accrued expense and other current liabilities	1,358,858	1,376,950
Contractual liabilities	633,825	286,499
Long-term payable	(700,000)	700,000
Operating lease liabilities	(1,108,721)	(903,096)
Net cash used in operating activities	(69,401,126)	(21,475,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	(4,256,276)	(310,038)
Proceeds from disposal of long-term investment	-	465,941
Cash payment for long-term investment payable	-	(909,808)
Purchase of plant and equipment	(3,285,072)	(756,269)
Purchase of land use rights and property	(16,456,355)	-
Acquisition of 65% of CAE’s equity interests	(3,612,717)	-
Payment of expense for acquisition of CAE’s equity interests	(348,987)	-
Cash acquired from acquisition of CAE	1,118,700	-
Purchase of equity securities	(30,000,000)	-
Proceeds from disposal of land use rights and property	-	7,812,967
Proceeds from disposal of property, plant and equipment	309	75,934
Loans provided to third parties	(1,323,671)	-
Loans provided to related parties	-	(232,529)
Repayment of loans from related parties	1,280,672	1,088,441
Net cash (used in) provided by investing activities	(56,883,397)	7,234,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans proceeds from related parties	-	5,020,218
Repayment of loans to related parties	(1,726,614)	(6,493,707)
Repayment of loans to third parties	(1,113,692)	(3,928,380)
Proceeds from bank loans	-	53,619
Purchase of CAE’s loan	(13,228,101)	-
Reduction of capital	(13,930,000)	-
Cash proceed from reversed recapitalization	-	247,382,859
Loan proceeds from Naked Brand Group Limited	-	30,000,000
Proceed from issuance of convertible promissory notes	54,069,000	-
Redemption of convertible promissory notes	(3,727,500)	-
Proceed from exercise of share-based awards	14,386	-
Payment of expense for the reverse recapitalization	(904,843)	(883,300)
Net cash provided by financing activities	19,452,636	271,151,309

Effect of exchange rate changes on cash	(736,274)	205,566

Net (decrease)increase in cash, cash equivalents and restricted cash	(107,568,161)	257,115,928
Cash, cash equivalents and restricted cash at beginning of year	261,664,962	4,549,034
Cash, cash equivalents and restricted cash at end of year	$154,096,801	$261,664,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(369,410)	$(830,837)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$18,549,864	$-
Right of use asset financed by lease liabilities	$-	$1,206,244
Exemption of debt due from shareholders	$-	$426,781
Direct cost related to reverse recapitalization payable	$-	$904,843
Reduction of capital investment recorded as due to related parties	$-	$13,930,000

  The accompanying notes are an integral part of these consolidated and combined financial statements.

 CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Historical and principal activities

Cenntro Automotive Group Limited (“CAG Cayman”) was formed in the Cayman Islands on August 22, 2014. CAG Cayman was the former parent of Cenntro (as defined below), prior to the closing of the Combination (as defined below).

Cenntro Automotive Corporation (“CAC”) was incorporated in the state of Delaware on March 22, 2013. CAC became CAG Cayman’s wholly owned company on May 26, 2016. CAC’s operations include corporate affairs, administrative, human resources, global marketing and sales, after-market support, homologation, and quality assurance. CAC also leases and operates facilities in Freehold, New Jersey, including the Company’s corporate headquarters, and Jacksonville, Florida facility.

Cenntro Automotive Group Limited (“CAG HK”) was established by CAG Cayman on February 15, 2016 in Hong Kong. CAG HK is a non-operating, investment holding company, which conducts business through its subsidiaries in mainland China and Hong Kong.

Cenntro Electric Group, Inc. (“CEG”) was incorporated in the state of Delaware by CAG Cayman on March 9, 2020.

Cenntro Electric Group Limited ACN 619 054 938, formerly known as Naked Brand Group Limited (“NBG”), was incorporated in Australia on May 11, 2017, and is the parent company of Cenntro. NBG changed its name to Cenntro Electric Group Limited (“CEGL”) on December 30, 2021, in connection with the closing of the Combination.

CAC, CEG and CAG HK and its consolidated subsidiaries are collectively known as “Cenntro”; CEGL and Cenntro are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

On March 25, 2022 and January 31, 2023,the Company entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. For information of the Share Purchase Agreements, see Note 3 of this Annual Report, “Business Combination”.

Reverse recapitalization

On December 30, 2021, the Company consummated a stock purchase transaction (the “Combination”) pursuant to that certain stock purchase agreement, dated as of November 5, 2021 (the “Acquisition Agreement”) by and among CEGL (at the time, NBG), CAG Cayman, CAC, CEG and CAG HK, whereby CEGL purchased from CAG Cayman (i) all of the issued and outstanding ordinary shares of CAG HK, (ii) all of the issued and outstanding shares of common stock, par value $0.001 per share, of CAC, and (iii) all of the issued and outstanding shares of common stock, par value $0.01 per share, of CEG, in exchange for an aggregate purchase price of (i) 174,853,546 newly issuing ordinary shares of CEGL and (ii) the assumption of options to purchase an aggregate of 9,225,271 ordinary shares under the Cenntro Electric Group Limited Amended & Restated 2016 Incentive Stock Option Plan (the “Amended 2016 Plan”). The Combination closed on December 30, 2021. Immediately prior to the consummation of the Combination, there were 86,402,708 ordinary shares of NBG issued and outstanding. In connection with the closing of the Combination, CEGL changed its name from “Naked Brand Group Limited” to “Cenntro Electric Group Limited”.

Promptly following the closing of the Combination, CAG Cayman distributed the Acquisition Shares to the holders of its capital stock in accordance with (i) the distribution described in the Acquisition Agreement and (ii) CAG Cayman’s Third Amended and Restated Memorandum and Articles of Association. Pursuant to the Acquisition Agreement, at the closing of the Combination, NBG assumed the Amended 2016 Plan and each CAG Cayman employee stock option outstanding immediately prior to the closing of the Combination under the Amended 2016 Plan was converted into an option to purchase a number of ordinary shares equal to the aggregate number of CAG Cayman shares for which such stock option was exercisable immediately prior to the closing of the Combination multiplied by the exchange ratio of 0.71536 (the “Exchange Ratio”), as determined in accordance with the Acquisition Agreement, at an option exercise price equal to the exercise price per share of such stock option immediately prior to the closing of the Combination divided by the Exchange Ratio.

Cenntro was deemed to be the accounting acquirer given Cenntro effectively controlled the consolidated entity after the Combination.  Under U.S. generally accepted accounting principles, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro for the net monetary assets of CEGL, accompanied by a recapitalization. Cenntro is deemed to be the predecessor for accounting purposes and the historical financial statements of Cenntro became CEGL’s historical financial statements, with retrospective adjustments to give effect to the reverse recapitalization. The financial statements for periods prior to the consummation of the reverse recapitalization are the combined financial statements of CAC, CEG and CAG HK and its consolidated subsidiaries.

The following table shows the net cash proceeds from the reverse recapitalization:

Reverse recapitalization
Cash – NBG	$247,382,859
Less: transaction costs - paid in FY2021	(883,300)
transaction costs - paid in FY2022	(904,843)
Net cash contributions from reverse recapitalization	$245,594,716

As of December 31, 2022, CEGL’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	100% owned by CEGL
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by CEGL
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	65% owned by CEGL
Cenntro Electric Group (Europe) GmbH (“Cenntro Electric”)	January 13, 2022	Düsseldorf, Germany	100% owned by CEGL
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	99% and 1% owned by Cennatic Power and CAC, respectively
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by CEGL
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by CEGL
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by CEGL
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by CEGL
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by CAG HK
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by CAG HK
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by CAG HK
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by CAG HK
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by CAG HK
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by Simachinery HK
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by Cenntro Hangzhou
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Hangzhou
Zhejiang Xbean Tech Co., Limited*	December 28, 2016	PRC	100% owned by Sinomachinery Zhejiang

*	Zhejiang Xbean Tech Co., Limited was in the liquidation process as of December 31, 2022.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As an Australian public limited company, the Company is subject to the Corporations Act 2001 (the “Corporations Act”), which requires financial statements be prepared and audited in accordance with Australian Auditing Standards (“AAS”) and International Financial Reporting Standards (“IFRS”). The consolidated and combined financial statements are not financial statements for the purposes of the Corporations Act and are considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with AAS or IFRS.

The combined financial statements include the combined financial statements of Cenntro from the dates they were acquired or incorporated, which includes (a) the combined statements of operations and comprehensive loss, changes in equity and cash flows for the periods from January 1, 2021 to December 30, 2021. The consolidated financial statements include (a) the consolidated balance sheet as of December 31, 2022 and 2021; and (b) consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the period from December 31, 2021 to December 31, 2022. All intercompany balances and transactions have been eliminated in consolidation and combination.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated and combined financial statements include, but are not limited to, estimates and judgments applied in determination of provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(c)	Fair value measurement

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

Level 1—defined as observable inputs such as quoted prices in active markets;

Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3—defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, prepayments and other current assets, amount due from and due to related parties, accounts payable and accrued expenses and other current liabilities.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets, accounts payable, accrued expenses and other current liabilities and amount due from and due to related party, current approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to convertible promissory notes due to the complexity of the various conversion and settlement options available to notes holders.

The convertible promissory notes accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other income (expense) in the consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase ordinary shares of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity securities on the consolidated balance sheet.

(d)	Business combination

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers, liabilities incurred by the Company and equity instruments issued by the Company. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the acquisition date amounts of the identifiable net assets of the acquiree is recorded as goodwill.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Cash and cash equivalents and restricted cash

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash consists of cash restricted as to withdrawal or use. Such restricted cash relates to certain credit card and lease guarantees.

(f)	Accounts receivable and provision for doubtful accounts

Accounts receivable are recognized and carried at net realizable value. Provision for doubtful accounts is recorded for periods in which the Company determines a loss is probable, based on its assessment of specific factors, such as troubled collections, historical experience, accounts aging, ongoing business relations and other factors. Account balances are charged off against the provision after all means of collection have been exhausted and the potential for recovery is considered remote.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the consolidated and combined statements of operations and comprehensive loss.

(h)	Investment in equity securities

For investments in equity securities with a variable interest rate indexed to the performance of underlying assets, the Company elected the fair value method at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of operations and comprehensive loss.

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity funds are measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of the Fund.

The Company evaluates whether an investment is other-than-temporarily impaired based on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include the market value of the security in relation to its cost basis, the financial condition of the investee, and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

(i)	Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Buildings	20 years
Machinery and equipment	5-10 years
Office equipment	5 years
Motor vehicles	3-5 years
Leasehold improvement	3-10 years
Others	3 years

The Company reassesses the reasonableness of the estimates of useful lives and residual values of long-lived assets when events or changes in circumstances indicate that the useful lives and residual values of a major asset or a major category of assets may not be reasonable. Factors that the Company considers in deciding when to perform an analysis of useful lives and residual values of long-lived assets include, but are not limited to, significant variance of a business or product line in relation to expectations, significant deviation from industry or economic trends, and significant changes or planned changes in the use of the assets. The analysis will be performed at the asset or asset category with the reference to the assets’ conditions, current technologies, market, and future plan of usage and the useful lives of major competitors.

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the Company’s accounts and any gain or loss is included in the consolidated and combined statements of operations and comprehensive loss. The cost of maintenance and repair is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

The Company constructs certain of its property including recodifications and improvement of its office buildings and plant. Depreciation is recorded at the time assets are ready for the intended use.

(j)	Intangible assets, net

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Land use rights	45.75 years
Software	3 years

(k)	Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of $3,917,537 and $6,215 were recorded in the Company’s consolidated and combined statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(l)	Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination. Goodwill acquired in a business combination is tested for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company performs impairment analysis on goodwill as of December 31 every year either beginning with a qualitative assessment, or starting with the quantitative assessment instead. The quantitative goodwill impairment test compares the fair values of each reporting unit to its carrying amount, including goodwill. A reporting unit constitutes a business for which discrete profit and loss financial information is available. The fair value of each reporting unit is established using a combination of expected present value of future cash flows. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company adopted ASU No. 2017-14, simplifying the Test for Goodwill Impairment on January 1, 2022. The Company has the option to choose whether it will apply the qualitative assessment first and then the quantitative assessment, if necessary, or to apply the quantitative assessment directly. If the Company chooses to apply a qualitative assessment first, it starts the goodwill impairment test by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of comparison of the fair value of a reporting unit to its carrying amount.

Application of a goodwill impairment test requires significant management judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Impairment loss for goodwill of $11,111,886 and nil were recorded for the years ended December 31, 2022 and 2021, respectively.

(m)	Investment in equity investees

Investee companies over which the Company has the ability to exercise significant influence but does not have a controlling interest through investment in common shares or in substance common shares are accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee between 20% and 50%, and other factors, such as representation on the investee’s board of directors, voting rights and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate.

Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s proportionate share of each equity investee’s net income or loss after the date of investment into the consolidated and combined statements of operations and comprehensive loss and accordingly adjusts the carrying amount of the investment. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

The Company reviews its equity method investments for impairment whenever an event or circumstance indicates that other-than-temporary impairment has occurred. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its equity method investments. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets become new cost basis.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(n)	Revenue recognition

The Company adopted ASC Topic 606 Revenue from Contracts with Customers with a date of the initial application of January 1, 2018 using the modified retrospective method.

The Company recognizes revenue when goods or services are transferred to customers in an amount that reflects the consideration which it expects to receive in exchange for those goods or services. In determining when and how revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (i) identification of a contract with the customer; (ii) determination of performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company generates revenue primarily through sales of light-duty ECVs, sales of ECV parts, and sales of off-road electric vehicles. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Revenue is recognized net of return allowance and any taxes collected from customers, which are subsequently remitted to governmental authorities. Significant judgement is required to estimate return allowances. The Company reasonably estimate the possibility of return based on the historical experience, changes in judgments on these assumptions and estimates could materially impact the amount of net revenues recognized.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Vehicles sales	$8,235,053	$7,287,478
Spare-parts sales	304,506	195,350
Other service income	402,276	1,094,004
Net revenues	$8,941,835	$8,576,832

The Company’s revenues are primarily derived from Europe, America and Asia. The following table sets forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2022	2021
Primary geographical markets
Europe	$7,052,452	$4,380,752
America	697,452	3,420,636
Asia	1,191,931	729,868
Oceania	-	45,576
Total	$8,941,835	$8,576,832

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2022 and 2021, the Company recognized $1,105,076 and $1,051,832 revenue that was included in contractual liabilities as of January 1, 2022 and 2021, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	December 31, 2022	December 31, 2021
Accounts receivable, net	$565,398	$2,047,560
Contractual liabilities	$2,388,480	$1,943,623

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(o)	Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of property, plant and equipment, manufacturing waste treatment processing fees and inventory write-downs.

(p)	Government grants

The Company’s PRC based subsidiaries received government subsidies from certain local governments. The Company’s government subsidies consist of specific subsidies and other subsidies. Specific subsidies are subsidies that the local government has provided for a specific purpose, such as land fulfillment costs. Other subsidies are the subsidies that the local government has not specified its purpose for and are not tied to future trends or performance of the Company, receipt of such subsidy income is not contingent upon any further actions or performance of the Company and the amounts do not have to be refunded under any circumstances.

Specific subsidies relating to land use rights are accounted for as an income with the subsidy benefit reflected over the related asset useful life. Other subsidies are recognized as other income upon receipt as further performance by the Company is not required.

(q)	Income taxes

The Company accounts for income tax using an asset and liability approach, which allows for the recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted tax rates in effect for the years in which the differences are expected to reverse. The accounting for deferred tax calculation represents management’s best estimate of the most likely future tax consequences of events that have been recognized in our financial statements or tax returns and related future anticipation. A valuation allowance is recorded to reduce the deferred tax assets to an amount that is more likely than not to be realized after considering all available evidence, both positive and negative.

Current income taxes are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Net operating losses are carried forward and credited by applying enacted statutory tax rates applicable to future years when the reported amounts of the asset or liability are expected to be recovered or settled, respectively. Deferred tax assets are reduced by a valuation allowance when, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The components of the deferred tax assets and liabilities are individually classified as non-current. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2014 through 2022. For the years ended December 31, 2022 and 2021, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2022 or 2021. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

(r)	Foreign currency translation and transaction

The consolidated and combined financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of CEGL’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CEA is the EUR, and CEGL and its other subsidiaries outside of PRC is the USD.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated and combined financial statements are translated into USD from RMB at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2022	2021
Period end USD: RMB exchange rate	6.8972	6.3726
Average USD: RMB exchange rate	6.7290	6.4508
Period end USD: EUR exchange rate	0.9348	0.8835
Average USD: EUR exchange rate	0.9493	0.8453

Foreign currency transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from re-measurement at year-end are recognized in foreign currency exchange gain/loss, net on the consolidated and combined statement of operations.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(s)	Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive loss are required to be reported in a financial statement that is presented with the same prominence as other financial statements. For the years presented, comprehensive loss includes net loss and the foreign currency translation changes.

(t)	Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, relies upon the consolidated and combined results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by CODM, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2022 and 2021.

Long-lived assets
	December 31,
	2022	2021
PRC	$18,018,954	$2,177,091
US	9,125,535	527,469
Dominican	469,740	-
Others	99,303	269,360
Total	$27,713,532	$2,973,920

(u)	Share-based compensation expenses

The Company’s share-based compensation expenses are recorded in accordance with ASC 718 and ASC 710.

Share-based awards to employees are measured based on the grant date fair value of the equity instrument issued and recognized as compensation expense net of a forfeiture rate on a straight-line basis, over the requisite service period, with a corresponding impact reflected in additional paid-in capital.

The estimate of forfeiture rate will be adjusted over the requisite service period to the extent that the actual forfeiture rate differs, or is expected to differ, from such estimates. Changes in estimated forfeiture rate will be recognized through a cumulative catch-up adjustment in the period of change.

(v)	Convertible promissory notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2022. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the consolidated statements of operations and comprehensive loss. We disclose the nature and terms, the income statement effects, the valuation methods and assumptions of the convertible promissory notes in Note 15 to our consolidated financial statements.

(w)	Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated and combined statements of operations.

(x)	Operating lease

The Company adopted the new lease accounting standard, ASC Topic 842, Leases (“ASC 842”) as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed the Company to carry forward the historical lease classification; (ii) did not require the Company to reassess whether any expired or existing contracts are or contain leases and (iii) did not require the Company to reassess initial direct costs for any existing leases. Therefore, the Company did not consider its existing land use right that was not previously accounted for as leases under Topic 840. For all operating leases except for short-term leases, the Company recognized operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less were short-term leases and not recognized as right-of-use assets and lease liabilities on the consolidated and combined balance sheets.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and exclude lease incentives. Some of the Company’s lease agreements contained renewal options; however, the Company did not recognize right-of-use assets or lease liabilities for renewal periods unless it was determined that the Company was reasonably certain of renewing the lease at inception or when a triggering event occurred. The Company’s lease agreements did not contain any material residual value guarantees or material restrictive covenants.

(y)	Non-controlling Interest

A non-controlling interest in subsidiaries represents the portion of the equity (net assets) in the subsidiaries not directly or indirectly attributable to the Company’s shareholders. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and consolidated and combined statements of operations and other comprehensive loss are attributed to controlling and non-controlling interests.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(z)	Recently issued accounting standards pronouncements

The Group is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses”, which will require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02 to provide additional guidance on the credit losses standard. For all other entities, the amendments for ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. The Group will adopt ASU 2016-13 from January 1, 2023. The Group expects the adoption of this guidance does not have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent standards that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 3 – BUSINESS COMBINATION

On March 5, 2022, the Company entered into a Share and Loan Purchase Agreement (the “Purchase Agreement I”) with Mosolf SE & Co. KG, a limited liability partnership incorporated under the laws of Germany (“Seller” or “Mosolf” and, together with CEGL and CEG, the “Parties”), pursuant to which Mosolf agreed to sell to the Company (i) 65% of the issued and outstanding shares (the “TME Shares”) in Cenntro Automotive Europe GmbH, previously known as Tropos Motors Europe GmbH, a German limited liability company (“CAE”), and (ii) 100% of the shareholder loan (the “Shareholder Loan”) which Mosolf previously provided to CAE (the “CAE Transaction”). CAE was one of Cenntro’s private label channel partners and has been one of Cenntro’s largest customers since 2019.

The CAE Transaction closed on March 25, 2022. At closing of the CAE Transaction, the Company paid Mosolf EUR3,250,000 (or approximately USD$3.6 million) for the purchase of the TME Shares and EUR11,900,000 (or approximately USD$13.0 million) for the purchase of the Shareholder Loan, for total aggregate consideration of EUR15,150,000 (or approximately USD$16.6 million). An aggregate of EUR3,000,000 (or approximately USD$3.3 million) of the purchase price is held in escrow to satisfy amounts payable to any of the buyer indemnified parties in accordance with the terms of the Purchase Agreement I.

The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. The Company is deemed to be the accounting acquirer and the assets and liabilities of CAE are recorded at the fair value as of the date of the closing.

On the acquisition date March 25, 2022, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows:

Amount

Cash and cash equivalents	$1,118,700
Inventories (1)	6,144,219
Other current assets	3,209,947
Intangible assets	3,075,800
Goodwill (2)	11,409,990
Other non-current assets	580,748
Total assets	25,539,404
Loan from CAE	(13,072,150)
Deferred tax liabilities (3)	(922,740)
Other liabilities	(6,419,070)
Total liabilities	(20,413,960)
Total net assets	5,125,444
Less: Non-controlling interest	1,555,320
Net assets acquired by the Company	3,570,124

(1)	The inventories of $4,484,007 on the acquisition date was purchased from Cenntro.

(2)	Full impairment of goodwill has been provided as of December 31, 2022.

(3)	Deferred tax liabilities were calculated based on appreciation fair value of all intangible assets multiplied by income tax rate.

On December 13, 2022, the Company entered into another Share Purchase Agreement (the “Purchase Agreement II”) with Mosolf, pursuant to which Mosolf agreed to sell to the Company its remaining 35% of the issued and outstanding shares in CAE in exchange for a purchase price of EUR1,750,000 (or approximately USD$1.86 million) (the “Transaction”). The Transaction was closed on January 31, 2023, as a result, CAE became a wholly-owned subsidiary of the Company. This transaction was accounted for as equity transactions, no gain or loss was recognized in consolidated statement of operations. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in equity attributable to the Company.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:

	December 31, 2022	December 31, 2021
Accounts receivable	$2,526,432	$3,523,543
Less: provision for doubtful accounts	(1,961,034)	(1,475,983)
Accounts receivable, net	$565,398	$2,047,560

The changes in the provision for doubtful accounts are as follows:

	For the Years Ended December 31,
	2022	2021
Balance at the beginning of the year	$1,475,983	$1,121,115
Additions	1,394,591	391,189
Write-off	(922,632)	(86,170)
Foreign exchange	13,092	49,849
Balance at the end of the year	$1,961,034	$1,475,983

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2022	December 31, 2021
Raw material	$9,311,419	$2,055,844
Work-in-progress	290,220	1,110,469
Goods in transit	2,364,136	50,795
Finished goods	19,877,596	4,922,708
Inventories	$31,843,371	$8,139,816

For the years ended December 31, 2022 and 2021, the impairment loss recognized by the Company for slow-moving inventory with cost lower than net realizable value was $2,155,400 and $1,265,890, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	December 31, 2022	December 31, 2021
Advance to suppliers	$9,877,337	$3,686,708
Deductible input value added tax	4,097,162	1,196,186
Loans to a third party (1)	1,044,181	-
Receivable from third parties	678,887	348,773
Refund for goods and services tax (“GST”) (2)	-	2,488,528
Others	440,763	269,412
Prepayment and other current assets	$16,138,330	$7,989,607

(1)
Loans to a third party represented an interest-bearing loan to HW Electro Co., Ltd. with principal amount of $1,000,000 as of December 31, 2022, with the annual interest rate of 5.00%, which will be due on February 7, 2023. On January 31, 2023, the Company entered into a debt conversion agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 for 571,930 shares of HW Electro Co., Ltd.’s common stock totaling 3.59% of its equity interest. The interest of the loan was repaid in February 2023.

(2)	GST is a value-added tax levied on goods and services sold for consumption in Australia. The balance as of December 31, 2021 was excess GST, which has been refunded in 2022.

NOTE 7 – EQUITY METHOD INVESTMENTS

	December 31, 2022	December 31, 2021
Antric GmbH (1)	$2,674,500	$-
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,189,570	-
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	367,272	329,197
Able 2rent GmbH (DEU) (4)	94,399	-
Total	$5,325,741	$329,197

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,674,500) in Antric GmbH to acquire 25% of its equity interest. As of December 31, 2022, capital investment of EUR1,877,083 (approximately $2,008,103) had been paid to Antric GmbH. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,232,790) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu. For the year ended December 31, 2022, the Company recognized investment loss of $44,301, based on its proportionate share of equity interest.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $308,990) in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe. For the years ended December 31, 2022 and 2021, the Company recognized investment gain of $44,039 and $15,167, respectively, based on its proportionate share of equity interest.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $106,980) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director. For the year ended December 31, 2022, the Company recognized investment loss of $12,389, based on its proportionate share of equity interest.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 8 – INVESTMENT IN EQUITY SECURITIES

As of December 31, 2022, the balance consisted of the following two equity investments:

Investment on partnership shares in MineOne Fix Income Investment I L.P

On October 12, 2022, the Company entered into a subscription agreement with MineOne Partners Limited, a partnership incorporated in the British Virgin Islands, for purchase of $25 million partnership shares in MineOne Fix Income Investment I LP (“MineOne”), over which MineOne Partners Limited is the General Partner. The Company holds 100% of the limited partnership equity of MineOne and is entitled to a fixed return of 5% per annum on the investment amount, and has the rights to sell all or any portion of its partnership interest after the second anniversary of the investment if the Company gives at least ten business days’ prior notice to the General Partner and receives the consent of General Partner. MineOne focuses on private credit loans, convertible bridge, and personal factoring. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity fund is measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company NAV or its equivalent to measure the fair value of the Fund. The NAV of the Fund was $25,128,833 as of December 31, 2022. Net assets of the Partnership were $25,019,244. For the year ended December 31, 2022, the Company recorded upward adjustments for changes in fair value of this equity investment of $19,244.

Investment on participating shares in Micro Money Fund SPC

On August 11, 2022, the Company invested $5 million in Micro Money Fund SPC, for purchase of 4,454.37 of participating, redeemable, non-voting shares attributable to Micro Money Fund SPII (“the Fund”), a segregated portfolio of Micro Money Fund SPC. The Company holds 59% of the limited partnership equity of the Fund, and has the rights to redeem the investment at the option of the Company, but a redemption gate may be setup to limit the redemption amount if redemption on redemption day in excess of such percentage of the NAV of the relevant portfolio by Micro Money Fund SPC. The Fund focuses on investments in convertible securities, publicly traded debt and stock, and combination options and futures trading. The investment was classified as an equity security because the investment represented the ownership interest in the Fund. As of December 31, 2022, the investment consisted of 4,454.37 participating shares of the Fund. The private equity fund is measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses NAV to measure the fair value of the Fund. The NAV of the Fund was $4,869,908 as of December 31, 2022. Net assets of the Partnership was $8,033,816 by taking liabilities into consideration. For the year ended December 31, 2022, the Company recorded downward adjustments for changes in fair value of this equity investment of $260,049.

The Company has neither control nor significant influence over MineOne or Micro Money Fund, the Company does not have the power to direct the activities that most significantly affect the their economic performance, and there is no kick-off rights or right to dissolve the funds.

NOTE 9 –PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
At cost:
Plant and building (1)	$11,453,436	$-
Machinery and equipment	2,413,087	2,068,056
Leasehold improvement	2,956,515	899,538
Office equipment	1,192,443	818,703
Motor vehicles	352,972	301,079
Total	18,368,453	4,087,376
Less: accumulated depreciation	(3,405,862)	(2,786,150)
Property, plant and equipment, net	$14,962,591	$1,301,226

(1)
On April 4, 2022, the Company entered an agreement with Zhejiang HPWINNER Scientific Company Limited to acquire its factory, with an area of 44,451.54 square meters and the total consideration of RMB78,968,319 (approximately $11,453,436).

Depreciation expenses for the years ended December 31, 2022 and 2021 were $907,739 and $589,576, respectively.

Impairment loss for the years ended December 31, 2022 and 2021 were $550,402 and $6,215, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 10 –INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2022	December 31, 2021
At cost:
Land use right (1)	$4,605,738	$-
Software	119,550	129,392
Total	4,725,288	129,392
Less: accumulated amortization	(161,496)	(126,079)
Intangible assets, net	$4,563,792	$3,313

(1)
On April 4, 2022, the Company entered an agreement with Zhejiang HPWINNER Scientific Company Limited to acquire its land use right, with an area of 56,302 square meters with a useful life of 45.75 years and the total consideration of RMB31,766,697 (approximately $4,605,738).

Amortization expenses for the years ended December 31, 2022 and 2021 were $46,133 and $42,679, respectively.

Impairment loss for the years ended December 31, 2022 and 2021 were $2,995,440 and nil, respectively.

NOTE 11 – OTHER NON-CURRENT ASSETS, NET

	December 31, 2022	December 31, 2021
Loan to the third party (1)	$4,591,717	$-
Receivable from a third party (2)	-	2,353,827
Long-term prepayment (3)	1,280,974	1,587,693
Deposit	758,038	564,007
Total	6,630,729	4,505,527
Less: provision for loan to the third party and receivable from a third party (1) & (2)	(4,591,717)	(2,353,827)
Other non-current assets, net	$2,039,012	$2,151,700

(1)
The balance represents a 5-year loan in the aggregate principal amount of $4,439,400 (New Zealand Dollar 7,000,000) to the related party, bearing interest of 2.5% annually and maturing in August 2026. As for the resignation of Mr. Justin Davis-Rice in 2022, the controller of Bendon Limited and the former director of CEGL, Bendon Limited was not a related party as of December 31, 2022. The company believes that the possibility of the collection is remote and recorded full provision for the loan.

(2)
In 2018, the Company signed an agreement with Anhua Automotive Co. Ltd., (“Anhua”) and paid an initial non-refundable deposit to participate in Anhua’s bankruptcy recombination process to develop further production capacity in China. However, due to the irrecoverable deterioration of Anhua’s business and Cenntro’s focus on Europe and America markets, Cenntro declined to further participate in the recombination process. Therefore, Cenntro recorded full provision for the deposit. The balance was written off for the year ended December 31, 2022.

(3)	The balance mainly represented a six-year period liability insurance for the existing officers and directors in connection with the closing of the Combination.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized as follow:

	December 31, 2022	December 31, 2021
Accrued litigation compensation	$1,590,484	$-
Accrued professional fees	919,525	2,429,843
Accrued expenses	797,969	-
Payable for purchasing the factory	588,645	-
Employee payroll and welfare payables	452,904	561,469
Interest expense of convertible loans	383,250	-
Other taxes payable	118,469	48,672
Credit card payable	22,908	510,151
Loans from third parties	-	419,642
Others	174,487	213,486
Total	$5,048,641	$4,183,263

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 13 - INCOME TAXES

Australia

CEGL is subject to a tax rate of 30%.

United States

U.S. subsidiaries CEG, Cennatic Power Inc. and CAC are subject to a federal tax rate of 21%.

Germany

CAE and Cenntro Electric is subject to a tax rate of 30%.

Hong Kong

In accordance with the relevant tax laws and regulations of Hong Kong, a company registered in Hong Kong is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong, which is 8.25% for the first HK$2.0 million profits, and 16.5%  for the subsequent profits, it is exempted from the Hong Kong income tax on its foreign-derived income. CEG’s subsidiaries, CAG HK and Sinomachinery HK, are registered in Hong Kong as intermediate holding companies, subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. Payments of dividends from Hong Kong subsidiaries to CEG are not subject to any Hong Kong withholding tax.

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Zhejiang Tooniu Tech Co., Ltd, Hangzhou Hengzhong Tech Co., Ltd and. Zhejiang Xbean Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 2.5%, 2.5% and 5% in 2022.

(1)	Income taxes

Income tax expenses for the years ended December 31, 2022 and 2021 are nil.

The components of losses before income taxes are summarized as follows:

	For the Years Ended December 31,
	2022	2021
PRC	$(7,386,251)	$(5,477,857)
US	(17,254,945)	(9,234,455)
Europe	(20,130,854)	-
Australia	(67,392,512)	(1,128,325)
Others	19,300	(581,170)
Total	$(112,145,263)	$(16,421,807)

As the main business operations were concentrated in China, and other losses except for PRC losses are caused by non-operating activities, PRC statutory income tax rate was applied. The actual income tax expense reported in the consolidated and combined statements of operations and comprehensive loss for years ended December 31, 2022 and 2021 differs from the amount computed by applying the PRC statutory income tax rate to income before income taxes due to the following:

	For the Years Ended December 31,
	2022	2021
Loss before provision for income tax	$(112,145,263)	$(16,421,807)
PRC statutory income tax rate	25%	25%
Income tax expense at the PRC statutory rate	(28,036,316)	(4,105,452)
Effect of preferential tax rate	161,592	279,886
Effect of international tax rates	(2,255,963)	420,450
Effect of non-deductible expenses	1,069,009	396,826
Effect of research and development deduction	(568,446)	(204,807)
Fair value change of warrant liability	3,912,074	-
Impairment loss of goodwill	2,777,972	-
Effect of valuation allowance	22,940,078	3,213,097
Total income tax expense	-	-
Effective income tax rate	0%	0%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 13 - INCOME TAXES (CONTINUED)

(2)	Deferred taxes assets, net

The tax effects of temporary differences that give rise to the deferred income tax assets balances as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Impairment loss	$3,532,162	$2,013,232
Change in fair value of financial instrument	912,340	-
Capitalization of research and experimental costs	369,687	-
Net operating loss carry forwards	28,818,841	12,646,183
Total deferred income tax assets	33,633,030	14,659,415
Valuation allowance	(33,633,030)	(14,659,415)
Deferred income tax assets, net	$-	$-

The changes related to valuation allowance are as follows:

	For the Years Ended December 31,
	2022	2021

Balance at the beginning of the year	$14,659,415	$19,072,736
Additions during the year	22,940,078	3,213,097
Expire of NOL	(1,318,979)	(1,243,653)
Write-off of employee stock ownership plans deferred tax asset	-	(4,981,854)
Change in tax rate	(91,423)	(959,106)
Company deregistration	-	(708,266)
Exchange rate effect	(2,556,061)	266,461
Balance at the end of the year	$33,633,030	$14,659,415

The valuation allowances as of December 31, 2022 and 2021 were provided for the deferred income tax assets of certain subsidiaries, which were at cumulative loss positions. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable.

For entities incorporated in Hong Kong, net losses of $978,187 can be carried forward indefinitely.

For entities incorporated in the U.S., federal net operating losses of $27,588,978 can be carried forward indefinitely subject to a limitation in utilization against 80% of annual taxable income. Federal net operating losses of $3,740,668, $1,430,246 and $744,848 will expire if unused by 2035, 2036 and 2037, respectively.

For entities incorporated in the PRC, net losses can be carried forward for five years.  PRC net losses of $39,109,412 were available to offset future taxable income.  Net losses of $13,755,682, $5,696,704, $2,326,371, $6,302,877 and $11,027,780 will expire, if unused, by 2023, 2024, 2025, 2026, and 2027, respectively.

For entities incorporated in German, net losses of $14,748,048 can be carried forward indefinitely.

For entities incorporated in Australia, net losses of $28,967,850 can be carried forward indefinitely.

Internal Revenue Code of 1986, as amended (“IRC”), Section 382 provides that, after an ownership change, the amount of a loss corporation’s taxable income for any post-change year that may be offset by pre-change losses shall not exceed the IRC Section 382 limitation for that year. The IRC Section 382 limitation generally equals the fair market value of the old loss corporation multiplied by the long-term tax-exempt rate. A loss corporation is any corporation that has a net operating loss, a net operating loss carryforward, or a net unrealized built-in loss for the taxable year in which the ownership change occurs. An ownership change is a greater than 50-percentage point increase in ownership by five-percent shareholders.

The Company has not yet performed an IRC Section 382 analysis to determine whether an ownership change has occurred and whether any tax attributes are limited. The Company has recorded a full valuation allowance against its deferred tax assets and does not expect to utilize its tax attributes. Once the Company utilizes its tax attributes, a complete IRC Section 382 analysis will be performed.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. CAE GmbH was not yet subject to a tax audit, but a tax audit for 2019 has been recently announced. As of December 31, 2022 and 2021, the Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefits. The Company does not believe that its uncertain tax benefits position will materially change over the next twelve months.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 14 - LEASES

The Company leases offices space under non-cancellable operating leases. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right of use assets and lease liabilities. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheets.

The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated and combined statements of operations and comprehensive loss is as follows:

	For the Years Ended December 31,
	2022	2021
Operating leases cost excluding short-term rental expense	$1,616,853	$682,616
Short-term lease cost	238,386	4,974
Total	$1,855,239	$687,590

A summary of supplemental information related to operating leases is as follows:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,108,721	$879,788
Weighted average remaining lease term	8.36 years	2.00 years
Weighted average discount rate	4.27%	3.80%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2022:

For the year ending December 31,	Operating Leases
2023	$1,341,954
2024	1,296,713
2025	1,043,197
2026	1,086,121
2027	1,119,334
2028 and thereafter	4,679,951
Total lease payments	10,567,270
Less: imputed interest	1,832,354
Total	8,734,916
Less: current portion	1,313,334
Non-current portion	$7,421,582

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 15 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

Convertible Promissory Note

On July 20, 2022, the Company issued to investors convertible promissory note (“Note”) in the aggregate principal amount of $61,215,000 due on July 19, 2023, unless earlier repurchased, converted or redeemed. The Note bears interest at a rate of 8% per annum, and the net proceed after deducting issuance expenses was $54,069,000.

The main terms of the Note are summarized as follows:

Conversion feature

At any time after the issue date until the Note is no longer outstanding, this Note shall be convertible, in whole or in part, into ordinary shares at the option of the holder, at any time and from time to time.

Redemption feature

If the Company shall carry out one or more subsequent financings in excess of US$25,000,000 in gross proceeds, the holder shall have the right to (i) require the Company to first use up to 10% of the gross proceeds of such subsequent financing if the aggregate outstanding principal amount of the Note is in excess of US$30,000,000 and (ii) require the Company to first use up to 20% of the gross proceeds of such subsequent financing if the outstanding principal amount of the Note is US$30,000,000 or less to redeem all or a portion of this Note for an amount in cash equal to the Mandatory Redemption Amount equal to 1.08 multiplied by the sum of principal amount subject to the mandatory redemption, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts.

In addition, if the closing price of the ordinary shares on the principal trading market is below the floor price of $1.00 per share for a period of ten consecutive trading days, the holder shall have the right to require the Company to redeem the sum of principal amount plus accrued but unpaid interest under the Note.

Contingent interest feature

The Note is subject to certain customary events of default. If any event of default occurs, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owing, shall become immediately due and payable, and at the holder’s election, in cash at the mandatory default amount or in ordinary shares at the mandatory default amount at a conversion price equal to 85% of the 10-day volume weighted average price. Commencing 5 days after the occurrence of any event of default, the interest shall accrue at an interest rate equal to the lesser of 10% per annum or the maximum rate permitted under applicable law.

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other income (expense) in the consolidated and combined statement of operations, change in fair value of convertible notes.

The movement of Note during the year ended December 31, 2022 are as follows:

Liability component
As of December 31, 2021	$-
Convertible promissory notes issued during the year	38,966,261
Redemption of convertible promissory notes	(3,720,064)
Fair value change recognized	22,126,630
As of December 31, 2022	$57,372,827

The estimated fair value of the Note upon issuance date July 20, 2022 and as of December 31, 2022 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	December 31, 2022	July 20, 2022
Face value principal payable	57,488,000	61,215,000
Original conversion price	1.2375	1.2375
Interest Rate	8.00%	8.00%
Expected term (years)	0.55	1.00
Volatility	75.13%	71.29%
Market yield (range)	18.02%	18.02%
Risk free rate	4.69%	2.96%
Issue date	July 20, 2022	July 20, 2022
Maturity date	July 19, 2023	July 19, 2023

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 24,733,336 ordinary shares of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 2,473,334 ordinary shares of the Company at a same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

Both warrants are exercisable from the date of issuance and have a term of five years from the date of issuance. They were presented as liabilities on the consolidated balance sheet at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liabilities then, will be remeasured every reporting period with any change to fair value recorded as other income (expense) in the consolidated and combined statement of operations.

The movement of warrants during the year ended December 31, 2022 are as follows:

	Investor warrants component	Placement agent warrants component
As of December 31, 2021	$-	$-
Warrants issued during the year	19,333,739	1,358,336
Exercise of warrants	(18,549,865)	-
Fair value change recognized	13,550,230	2,098,068
As of December 31, 2022	14,334,104	3,456,404

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	December 31, 2022	July 20, 2022
Expected term (years)	4.55	5.00
Volatility	77.72%	75.85%
Risk free rate	4.13%	3.24%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 16 - SHARE-BASED COMPENSATION

Share based compensation expenses for periods prior to the consummation of the Combination relate to the share options granted by CAG Cayman to the employees and directors of Cenntro.

Share options granted by CAG Cayman to employees of the Company

On February 10, 2016, CAG Cayman adopted the 2016 Share Incentive Option Plan (the “2016 Plan”), which allowed CAG Cayman to grant options to the employees and directors of Cenntro to purchase up to 14,139,360 ordinary shares of CAG Cayman subject to vesting requirements. On April 17, 2018, CAG Cayman expanded the share reserve under the 2016 Plan, increasing the number of ordinary shares available for issuance under the 2016 Plan by an additional 10,484,797 ordinary shares for a total 24,624,157 ordinary shares. Generally, the options granted under the 2016 Plan became exercisable during the term of the optionee’s service with CAG Cayman in five equal annual instalments of 20% each. The expiration dates of the options are between six and eight years from the respective grant dates as stated in the option grant letters.

On March 7 and May 31, 2016, CAG Cayman granted 12,169,840 options and 650,000 options to the employees and directors of the Company to purchase CAG Cayman’s ordinary shares at exercise prices ranging from $0.2000 to $1.2092 per share. The options have a contractual term ranging from six years to eight years.

On August 1 and December 31, 2017, CAG Cayman granted 6,300,000 options and 2,580,000 to the employees and directors of the Company to purchase CAG Cayman’s ordinary shares at exercise prices ranging from $1.6500 to $1.8792 per share.

In connection with the Combination, CAG Cayman amended and restated the 2016 Plan, adopting the Amended 2016 Plan. In connection with the closing of the Combination, each employee stock option outstanding under the Amended 2016 Plan immediately prior to the closing of the Combination was converted into an option to purchase a number of ordinary shares equal to the aggregate number of shares for which such stock option was exercisable immediately prior to the closing of the Combination multiplied by the Exchange Ratio of 0.71563. As a result, the 12,891,130 options granted by CAG Cayman prior to the closing of the Combination under the 2016 Plan were converted into 9,225,271 options of CEGL. The exercise price of such options modified to equal the exercise price per share of such stock option immediately prior to the closing of the Combination divided by the Exchange Ratio.

The conversion of the incentive stock options of CAG Cayman under the Amended 2016 Plan into incentive stock options of CEGL was deemed a modification at closing of the Combination, which is the modification date. There were, no incremental fair value recorded immediately before and after the modification date.

Share options granted by CEGL to employees of the Company

On May 3, 2022, CEGL adopted the 2022 Share Incentive Plan (the “2022 Plan”), which allowed CEGL to grant options to the employees and directors of the Company to purchase up to 25,965,234 ordinary shares of CEGL subject to vesting requirement.

On May 3, 2022, CEGL granted 12,797,063 options to the directors of the Company to purchase CEGL’s ordinary shares at exercise prices ranging from $1.680 to $1.848 per share. Among them, 297,615 options have a contractual term of five years, 12,499,448 options have a contractual term of ten years.

The fair value of option per share grant on May 3, 2022 varied from $1.1130 to $1.4310. The aggregate grant date fair value of the options grant was $18,217,956.

For the year ended December 31, 2022 and 2021, the total share-based compensation expenses were comprised of the following:

	For the Years Ended December 31,
	2022	2021
Selling and marketing expenses	$504,199	$-
Research and development expenses	284,805	152,694
General and administrative expenses	3,242,625	975,631
Total	$4,031,629	$1,128,325

A summary of share options activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Share Options	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value US$
Outstanding at January 1, 2021	18,976,130	0.98	3.56	24,410,306
Granted	-	-
Exercised	-	-
Forfeited	(5,492,000)	1.42
Expired	(593,000)	1.19
Modification of option as of 30/12/2021	9,225,271	1.10
Outstanding at December 31, 2021	9,225,271	1.10	2.60	42,799,081
Granted	12,797,063	1.68
Exercised	(51,468)	0.28
Forfeited	(334,167)	1.68
Expired	(33,333)	1.68
Outstanding at December 31, 2022	21,603,366	1.44	5.99	721,210
Expected to vest at December 31, 2022	10,130,075	1.71	9.16	-
Exercisable as of December 31, 2022	11,473,291	1.20	3.19	721,210

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 16 - SHARE-BASED COMPENSATION (CONTINUED)

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Years Ended December 31,
	2022	2021
		Modification	Before Modification
Expected volatility	86.28%~83.96%	58.09%-91.85%	82.33%-93.48%
Expected dividends yield	0%	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	0.06%-1.36%	1.84%-2.40%
The fair value of underlying ordinary shares (per share)	$1.68	$5.74	$1.21-$2.92

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of December 31, 2022, there was approximately $15,043,377 of total unrecognized compensation cost related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 3.15 years.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 17 - ORDINARY SHARES AND RESTRICTED NET ASSETS

Ordinary shares

Immediately prior to the consummation of the Combination, there were 86,402,708 ordinary shares of NBG issued and outstanding. In connection with the closing of the Combination, CEGL issued 174,853,546 shares to CAG Cayman as consideration for the Combination. In 2022, 51,468 ordinary shares were exercised under the 2016 Share Incentive Option Plan, and 39,534,273 ordinary shares were issued for exercise of the investor warrants. As of December 31, 2022, the issued and outstanding ordinary shares are 300,841,995.

The holders of ordinary shares are entitled to participate in dividends and the proceeds on winding up of CEGL. Each holder of ordinary shares has one vote in person or by proxy, and upon a poll each share is entitled to one vote.

Restricted net assets

A significant portion of the Company’s operations are conducted through its PRC (excluding Hong Kong) subsidiaries. Due to restrictions on the distribution of share capital from the Company’s subsidiaries in PRC, total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were $581,314 as of December 31, 2022.

NOTE 18 - NET LOSS PER SHARE

For the year ended December 31, 2021, for the purpose of calculating net loss per share as a result of the reverse recapitalization as described in Note 1, the weighted-average number of shares used in the calculation reflects the outstanding shares of CEGL as if the equity structure of Cenntro (the accounting acquirer) was retroactively stated to reflect the number of shares of CEGL (the accounting acquiree) issued in the Combination.

Basic and diluted net loss per share for each of the year presented were calculated as follows:

	For the Years Ended December 31,
	2022	2021
Numerator:
Net loss attributable to the Company’s shareholders	(110,088,241)	(16,421,807)
Denominator:
Weighted average ordinary shares used in computing basic and diluted loss per share	263,323,238	175,090,266
Basic and diluted net loss per share	(0.42)	(0.09)

The Company incurred losses for the years ended December 31, 2022 and 2021, no potential ordinary shares were anti-dilutive and excluded from the calculation of diluted net loss per share of the Company.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 19 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the years ended December 31, 2022 and 2021.

	Year ended		Year ended
	December 31, 2022,		December 31, 2021,
Customer	Amount	% of Total	Amount	% of Total
A	1,304,969	15%	-	-
B	-	-	3,543,423	41%
C	419,928	*	2,556,537	30%
D	265,972	*	848,399	10%
Total	$1,990,869	15%	$6,948,359	81%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of December 31, 2022 and 2021.

	As of December 31, 2022,		As of December 31, 2021,
Customer	Amount	% of Total	Amount	% of Total
B	$410,321	16%	$2,084,879	59%
E	1,197,023	47%	-	-
F	395,360	16%	-	-
G	-	-	864,106	25%
Total	$2,002,704	79%	$2,948,985	84%

(b)	Suppliers

For the years ended December 31, 2022 and 2021, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Year ended December 31, 2022,		Year ended December 31, 2021,
Supplier	Amount	% of Total	Amount	% of Total
A	$6,078,079	26%	$2,219,792	21%
B	2,885,202	12%	-	-
Total	$8,963,281	38%	$2,219,792	21%

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of December 31, 2022 and 2021.

	As of December 31, 2022,		As of December 31, 2021,
Supplier	Amount	% of Total	Amount	% of Total
A	$420,100	12%	$-	-
C	577,621	17%	-	-
Total	$997,721	29%	$-	-

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 20 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity.

On July 12, 2020, Didier Verriest (“Didier”) filed a four-count complaint with the Superior Court of New Jersey seeking over $500,000 for alleged unpaid compensation expenses related to a breach of contract under the Magnum Agreement (the “Magnum Agreement”) Didier entered with Cenntro, and Magnum Korea Ltd. (“Magnum”). On March 5, 2021, Cenntro filed a motion to dismiss as to Didier’s breach of contract claim. Within its motion, Cenntro put before the Court a true and accurate copy of the Magnum Agreement, which revealed the payment obligation underlying Didier’s breach of contract claim against Cenntro, did not exist. Instead, the express terms of the Magnum Agreement confirmed that the payment obligation rested solely on Magnum. After briefing and oral argument, by court order dated April 30, 2021, the Court dismissed Plaintiff’s breach of contract claim against Cenntro, without prejudice. However, The Court is allowing a separate quantum meruit claim to proceed. Cenntro filed an answer to Didier’s amended complaint on August 11, 2021. After filing an answer, the parties conducted discovery, which included interrogatories, requests for production of documents, and depositions. On March 17, 2023, Cenntro filed a motion for summary judgment seeking dismissal of Plaintiff’s remaining quantum meruit claim. On May 12, 2023, the Judge granted Cenntro’s motion in its entirety, dismissing Plaintiff’s case with prejudice. Mr. Verriest will have until June 26, 2023 to file a Notice of Appeal, failing which the case will be over.

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a breach of contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders under its contract with Shengzhou Machinery and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109. The Company does not believe that Sevic’s claims have any merit and intends to vigorously defend against such claims.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand and claimant intends to file a response in opposition to it by the current deadline of May 23, 2023.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging CAE infringement of Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE derives directly from the CITELEC. The distribution of the METRO, therefore, allegedly infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect and intends to appeal it, however, the Company has accrued the related liability according to the judgement made.

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. The Defendants intend to file a motion directed to the dismissal of that amended complaint.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 21 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Mr. Peter Wang	Chairman, Chief Executive Officer, and principal shareholder of the Company
Mr. Yeung Heung Yeung	A principal shareholder of the Company
Bendon Limited	Controlled by Mr. Justin Davis-Rice, a director of CEGL. As for the resignation of Mr. Justin Davis-Rice in 2022, it was not a related party as of December 31, 2022.
Mr. Zhong Wei	Chief Technology Officer of the Company
Ms. Xu Cheng	Immediate family of Mr. Chris Xiongjian Chen, former Chief Operating Officer of CAG Cayman
CAG Cayman	Mr. Peter Wang is a principal shareholder
Devirra Corporation Limited and its subsidiaries (Collectively referred to the “Devirra Group”)	Entities controlled by CAG Cayman
Cenntro Holding Limited	Ultimately controlled by Mr. Peter Wang
Zhejiang Zhongchai Machinery Co., Ltd (“Zhejiang Zhongchai”)	Ultimately controlled by Mr. Peter Wang
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Jiangsu Rongyuan	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Zhuhai Hengzhong Industrial Investment Fund (Limited Partner) (“Zhuhai Hengzhong”)	Mr. Peter Wang served as General Partner
Shenzhen Yuanzheng Investment Development Co. Ltd (“Shenzhen Yuanzheng“)	Controlled by Mr. Yeung Heung Yeung
Shanghai Hengyu Enterprise Management Consulting Co., Ltd (“Shanghai Hengyu”)	Ultimately controlled by Mr. Peter Wang
Antric GmbH	Invested by the Company

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 21 - RELATED PARTY TRANSACTIONS (CONTINUED)
Related party transactions

During the years ended December 31, 2022 and 2021, the Company had the following material related party transactions.

	For the Years Ended December 31,
	2022	2021
Interest income from a related party
Zhejiang RAP	$13,434	$23,114
Bendon Limited	113,021	39,296

Purchase of raw materials from related parties
Jiangsu Rongyuan	-	24,799
Hangzhou Hezhe Energy Technology Co., Ltd	1,413,262	1,219,621

Revenue from sales of equipment to a related party
Zhejiang Zhongchai	119,963	-

Payment on the purchase of the raw materials
Hangzhou Hezhe	1,015,036	2,027,483

Repayment of the advance operating fund from a related party
Zhejiang Zhongchai	276,266	-

Consulting service provided by a related party
Shanghai Hengyu	5,053	29,919

Repayment interest-bearing Loan from a related party
Shenzhen Yuanzheng	395,523	-
Mr. Yeung Heung Yeung	1,331,091	-

Interest expense on loans provided by related parties
Mr. Yeung Heung Yeung	2,532	132,000
Mr. Zhong Wei	-	6,039
Others	1,075	40,005

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 21 - RELATED PARTY TRANSACTIONS (CONTINUED)
Amounts due from Related Parties – current

The following table presents amounts due from related parties as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
Hangzhou Hezhe(1)	366,936	817,640
Zhejiang Zhongchai (2)	-	412,797
Shanghai Hengyu	-	2,197
Jiangsu Rongyuan(3)	-	166,911
Total	366,936	1,399,545
Less: provision for receivable from a related party (3)	-	(166,911)
Amounts due from related parties, net	$366,936	$1,232,634

(1)	The balance mainly represents the prepayment for raw material to the related party.

(2)
The balances mainly represent accounts receivable relating to the sale of industrial equipment of $340,770 and advances to Zhejiang Zhongchai for daily operational purposes of $72,027 as of December 31, 2021.

(3)
The balances mainly represent advances to related parties for daily operational purposes. The business conditions of Jiangsu Rongyuan deteriorated and, as a result, the Company recognized provision for receivables of nil, $227,807 and $206,187 for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company wrote off the balance of provision that it recognized in 2019. The Company reversed the provision of $78,931 for the year ended December 31, 2021 due to the repayment from the related party. The balance was written off during the year ended December 31, 2022.

Amounts due from Related Parties – non-current

	As of December 31,
	2022	2021
Bendon Limited (1)	$-	$4,834,973
Total	-	4,834,973
Less: provision for receivable from a related party	-	-
Amounts due from related parties -non-current	$-	$4,834,973

(1)
The balance represents a 5-year loan in the aggregate principal amount of $4,439,400 (New Zealand Dollar 7,000,000) to the related party, bearing interest of 2.5% annually and maturing in August 2026. As for the resignation of Mr. Justin Davis-Rice in 2022, the controller of Bendon Limited and the former director of CEGL, Bendon Limited was not a related party as of December 31, 2022.

Amounts due to Related Parties

The following table presents amounts due to related parties as of December 31, 2022 and 2021.

	As of December 31,
	2022	2021
CAG Cayman (1)	$-	$13,945,823
Mr. Yeung Heung Yeung (2)	-	1,328,559
Shenzhen Yuanzheng (2)	-	416,509
Antric GmbH (3)	666,396	-
Zhejiang RAP	23,882	40,034
Jiangsu Rongyuan	23,194	25,103
Shanghai Hengyu	2,900	-
Total	$716,372	$15,756,028

(1)
CAG Cayman was the parent company of Cenntro before the closing of the Combination. The balance as of December 31, 2021 represented (i) the interest-free operating funds from CAG Cayman of $15,823; and (ii) a reduction of capital from Cenntro by CAG Cayman of $13,930,000 prior to the closing of the Combination. It was fully repaid to CAG Cayman in 2022.

(2)
The balance represented the interest-bearing loan provided by related parties to the Company. The weighted average annual interest rates for the loans was 17.31% as of December 31, 2021. It was fully repaid in 2022.

(3)
The balance represented the capital injection payable to this related party. On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,674,500) in Antric GmbH to acquire 25% of its equity interest. For the year ended December 31, 2022, capital investment of EUR1,868,750 (approximately $1,977,380) was paid to Antric GmbH.

NOTE 22 - SUBSEQUENT EVENT

The Company entered into Share Purchase Agreement (the “Purchase Agreement II”) with Mosolf to sell to the Company its remaining 35% of the issued and outstanding shares in CAE (Note 3). The Transaction was closed on January 31, 2023, as a result, CAE became a wholly-owned subsidiary of the Company. This transaction was accounted for as equity transactions, no gain or loss was recognized in consolidated statement of operations. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in equity attributable to the Company.

On January 3 and April 26, 2023, $39,583,321 and $6,000,000 of convertible promissory notes were redeemed by the investors.

On January 31, 2023, the Company entered into a debt conversion agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 for 571,930 shares of HW Electro Co., Ltd.’s common stock totaling 3.59% of its equity interest. The interest of the loan was repaid in February 2023.

On January and March, 2023, the Company entered into a series of agreement to purchase electric commercial vehicle components, which total contract amount of RMB121,335,900 (approximately $17,592,052), as of the date of issuance of the consolidated and combined financial statements, the Company has paid RMB26,785,950 (approximately $3,883,598) as delivery schedule of supplier.

Cenntro Automotive Corporation and BAL Freeway Associates, LLC, a California Limited Liability Company have entered into a lease agreement for an approximate 64,000 square foot portion of a larger 124,850 square foot industrial building located within the Rancon Centre Ontario. The lease term is for five years, starting from April 1, 2023, and ending on March 31, 2028. The monthly rent is $115,200.

The Company has evaluated subsequent events through the date of issuance of the consolidated and combined financial statements, except for the events mentioned above, there were no other subsequent events with material financial impact on the consolidated and combined financial statements.