Form 10-K/A
period 2022-12-31
CENNTRO ELECTRIC GROUP Ltd
filed 2023-07-06
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No.1)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of June 30, 2023, there were 304,449,091 of the registrant’s Ordinary Shares issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $285,558,362 million based upon the closing sale price of $1.51.

Explanatory Note

Cenntro Electric Group Co., Ltd. is filing this Amendment No. 1 (the “Amendment No. 1”) to our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on June 30, 2022 (the “Original Filings”), to amend the audited fiscal years reflected in the opinion and report of our independent registered public accounting firm. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1.

This Amendment No. 1 speaks as of the filing date of the Original Filings. Other than as set forth above, this Amendment No. 1 does not, and does not purport to, amend, update or restate any other information or disclosure included in the Original Filings, or reflect any events that have occurred since the date thereof.

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

As of June 25, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 25.2% of our outstanding Ordinary Shares. In particular, as of June 30, 2023, Mr. Peter Z. Wang, our Chief Executive Officer, beneficially owned approximately 23.9% of our outstanding Ordinary Shares.

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

14.1	Code of Ethics (incorporated by reference Exhibit 11.1 to the Annual Report on Form 20-F filed by the registrant on June 14, 2019).
21.1	List of Subsidiaries. (incorporated by reference Exhibit 21.1 to the Annual Report on Form 10-K filed by the registrant on June 30, 2023).
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.

101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Signature	Capacity	Date

/s/ Peter Z. Wang	Chairman of the Board and Chief Executive Officer	July 6, 2023
Peter Z. Wang	(Principal Executive Officer)

/s/ Edmond Cheng	Chief Financial Officer	July 6, 2023
Edmond Cheng	(Principal Accounting Officer)

/s/ Benjamin B. Ge	Director	July 6, 2023
Benjamin B. Ge

/s/ Jiawei “Joe” Tong	Director	July 6, 2023
Jiawei “Joe” Tong

/s/ Christopher Thorne	Director	July 6, 2023
Christopher Thorne

/s/ Yi Zeng	Director	July 6, 2023
Yi Zeng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cenntro Electric Group Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cenntro Electric Group Limited (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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