Form 10-Q
period 2023-03-31
CENNTRO ELECTRIC GROUP Ltd
filed 2023-07-25
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-38544

CENNTRO ELECTRIC GROUP LIMITED
(Exact name of registrant as specified in its charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

501 Okerson Road

Freehold, New Jersey 07728

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (604) 428-7656

Securities registered under Section 12(b) of the Exchange Act:

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The registrant had 304,449,091 ordinary shares outstanding as of July 25, 2023.

Forward-Looking Statements

This Quarterly Report of Cenntro Electric Group Limited ACN 619 054 938 (“we,” “us,” “our,” “Cenntro” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our electric vehicles (“EVs”); and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other EVs, costs associated with manufacturing EVs and other economic conditions;
●
the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●
the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the EV market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the Cenntro brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●
the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2022, filed with the SEC on June 30, 2023 and as amended on July 6, 2023 (the “Form 10-K/A”).

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CENNTRO ELECTRIC GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		For the Three Months Ended March 31,
	Note	2023	2022

Net revenues	2(c)	$3,470,544	$1,830,633
Cost of goods sold		(3,275,800)	(1,467,603)
Gross profit		194,744	363,030

OPERATING EXPENSES:
Selling and marketing expenses		(1,868,985)	(1,095,108)
General and administrative expenses		(7,358,264)	(8,211,831)
Research and development expenses		(1,569,919)	(425,359)
Total operating expenses		(10,797,168)	(9,732,298)

Loss from operations		(10,602,424)	(9,369,268)

OTHER EXPENSE:
Interest (expense) income, net		(54,415)	64,201
Income from long-term investment		19,042	5,937
Impairment of long-term investment		(1,146,128)	-
Loss on redemption of convertible promissory notes		(2,001)	-
Loss on exercise of warrants		(212,870)	-
Change in fair value of convertible promissory notes and derivative liability		(126,273)	-
Change in fair value of equity securities		653,016	-
Other income (expense), net		358,076	(49,239)
Loss before income taxes		(11,113,977)	(9,348,369)
Income tax expense	10	-	-
Net loss		(11,113,977)	(9,348,369)
Less: net loss attributable to non-controlling interests		(156,028)	(36,719)
Net loss attributable to the Company’s shareholders		$(10,957,949)	$(9,311,650)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		337,278	253,156
Total comprehensive loss		(10,776,699)	(9,095,213)

Less: total comprehensive loss attributable to non-controlling interests		(180,595)	(57,588)
Total comprehensive loss to the Company’s shareholders		$(10,596,104)	$(9,037,625)

The accompanying notes are an integral part of these condensed consolidated financial statements

CENNTRO ELECTRIC GROUP LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	Note	Mach 31, 2023	December 31, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$91,847,734	$153,966,777
Restricted cash		92,461	130,024
Accounts receivable, net	4	2,732,834	565,398
Inventories	5	36,546,917	31,843,371
Prepayment and other current assets	6	15,596,764	16,138,330
Deferred cost- current		20,026	-
Amounts due from related parties	14	343,353	366,936
Total current assets		147,180,089	203,010,836

Non-current assets:
Long-term investment, net	7	5,239,512	5,325,741
Investment in equity securities	8	30,412,211	29,759,195
Property, plant and equipment, net	9	17,265,446	14,962,591
Intangible assets, net		4,558,185	4,563,792
Right-of-use assets	11	13,865,063	8,187,149
Deferred cost- non-current		243,251	-
Other non-current assets, net		2,306,597	2,039,012
Total non-current assets		73,890,265	64,837,480

Total Assets		$221,070,354	$267,848,316

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$2,899,119	$3,383,021
Accrued expenses and other current liabilities		3,668,415	5,048,641
Contractual liabilities		2,656,151	2,388,480
Operating lease liabilities, current	11	2,779,279	1,313,334
Convertible promissory notes	12	17,903,274	57,372,827
Deferred government grant, current		56,009	26,533
Amounts due to related parties	15	46,900	716,372
Total current liabilities		30,009,147	70,249,208

Non-current liabilities:
Deferred government grant, non-current		1,036,172	497,484
Derivative liability - investor warrant	12	12,392,632	14,334,104
Derivative liability - placement agent warrant	12	3,457,067	3,456,404
Operating lease liabilities, non-current	11	11,640,499	7,421,582
Total non-current liabilities		28,526,370	25,709,574

Total Liabilities		$58,535,517	$95,958,782

Commitments and contingencies	14

EQUITY
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)		-	-
Additional paid in capital		398,262,089	397,497,817
Accumulated deficit		(230,782,125)	(219,824,176)
Accumulated other comprehensive loss		(4,945,127)	(5,306,972)
Total equity attributable to shareholders		162,534,837	172,366,669
Non-controlling interests		-	(477,135)
Total Equity		$162,534,837	$171,889,534
Total Liabilities and Equity		$221,070,354	$267,848,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(17,363,332)	$(23,486,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	(622,917)	-
Purchase of plant and equipment	(2,577,292)	(82,799)
Purchase of land use right and property	(268,993)	-
Acquisition of CAE’s equity interests	(1,924,557)	(2,843,003)
Proceeds from disposal of property, plant and equipment	-	327
Loans provided to third parties	(100,000)	(1,047,053)
Net cash used in investing activities	(5,493,759)	(3,972,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to related parties	-	(1,750,367)
Repayment of loans to third parties	-	(421,222)
Purchase of CAE’s loan	-	(13,228,101)
Reduction of capital	-	(13,930,000)
Redemption of convertible promissory notes	(39,583,321)	-
Payment of expense for the reverse recapitalization	-	(904,843)
Net cash used in financing activities	(39,583,321)	(30,234,533)

Effect of exchange rate changes on cash	283,806	97,755

Net decrease in cash, cash equivalents and restricted cash	(62,156,606)	(57,595,744)
Cash, cash equivalents and restricted cash at beginning of period	154,096,801	261,664,962
Cash, cash equivalents and restricted cash at end of period	$91,940,195	$204,069,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$377,717

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$2,168,185	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2021	261,256,254	$-	$374,901,939	$(109,735,935)	$(1,392,699)	$263,773,305	$-	$263,773,305
Share-based compensation	-	-	199,416	-	-	199,416	-	199,416
Net loss	-	-	-	(9,311,650)	-	(9,311,650)	(36,719)	(9,348,369)
Acquisition of 65% of CAE’s equity interests	-	-	-	-	-	-	1,555,320	1,555,320
Foreign currency translation adjustment	-	-	-	-	274,025	274,025	(20,869)	253,156
Balance as of March 31, 2022	261,256,254	$-	$375,101,355	$(119,047,585)	$(1,118,674)	$254,935,096	$1,497,732	$256,432,828

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2022	300,841,995	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	1,153,808	-	-	1,153,808	-	1,153,808
Net loss	-	-	-	(10,957,949)	-	(10,957,949)	(156,028)	(11,113,977)
Acquisition of 35% of CAE’s equity interests	-	-	(2,557,721)	-	-	(2,557,721)	657,730	(1,899,991)
Exercise of warrants	3,607,096	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	361,845	361,845	(24,567)	337,278
Balance as of March 31, 2023	304,449,091	$-	$398,262,089	$(230,782,125)	$(4,945,127)	$162,534,837	$-	$162,534,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On March 25, 2022 and January 31, 2023, the Company entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. For information of the Share Purchase Agreements, see Note 3 of this Annual Report, “Business Combination”.

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of March 31, 2023, CEGL’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	100% owned by CEGL
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by CEGL
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	65% owned by CEGL
Cenntro Electric Group (Europe) GmbH (“Cenntro Electric”)	January 13, 2022	Düsseldorf, Germany	100% owned by CEGL
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	99% and 1% owned by Cennatic Power and CAC, respectively
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by CEGL
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by CEGL
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by CEGL
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by CEGL
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by CAG HK
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by CAG HK
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by CAG HK
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by CAG HK
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by CAG HK
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by Simachinery HK
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by Cenntro Hangzhou
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Hangzhou
Zhejiang Xbean Tech Co., Limited *	December 28, 2016	PRC	100% owned by Sinomachinery Zhejiang
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by CEGL
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by CEGL
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by CEGL
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by CEGL
Avantier Motors Corporation	November 27, 2017	Delaware, U.S.	100% owned by CEGL
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by CEGL

*	Zhejiang Xbean Tech Co., Limited was in the liquidation process as of March 31, 2023.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year or any future periods.

(b)	Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(c)	Revenue recognition

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table disaggregates the Company’s revenues by product line for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Vehicles sales	$2,840,963	$1,718,371
Spare-parts sales	598,036	101,424
Other service income	31,545	10,838
Net revenues	$3,470,544	$1,830,633

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Three Months Ended March 31,
	2023	2022
Primary geographical markets
Europe	$3,061,998	$617,601
Asia	276,500	795,549
America	32,046	417,483
Total	$3,470,544	$1,830,633

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2023 and 2022, the Company recognized $98,818 and $723,278 revenue that was included in contractual liabilities as of December 31, 2022 and 2021, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$2,732,834	$565,398
Contractual liabilities	$2,656,151	$2,388,480

(d)	Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (z) Recent Accounting Standards” of the Company 2022 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s consolidated results of operations or financial position.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	March 31, 2023	December 31, 2022
Accounts receivable	$4,686,735	$2,526,432
Less: provision for doubtful accounts	(1,953,901)	(1,961,034)
Accounts receivable, net	$2,732,834	$565,398

The changes in the provision for doubtful accounts are as follows:
	For the Three Months Ended March 31,
	2023	2022
Balance at the beginning of the period	$1,961,034	$1,475,983
Additions	-	-
Write-off	(11,402)	-
Foreign exchange	4,269	6,362
Balance at the end of the year	$1,953,901	$1,482,345

NOTE 5 - INVENTORIES

Inventories are summarized as follows:
	March 31, 2023	December 31, 2022
Raw material	$8,102,206	$9,311,419
Work-in-progress	578,233	290,220
Goods in transit	3,073,933	2,364,136
Finished goods	24,792,545	19,877,596
Inventories	$36,546,917	$31,843,371

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Advance to suppliers	$9,708,922	$9,877,337
Deductible input value added tax	4,376,571	4,097,162
Receivable from third parties	681,813	678,887
Loans to a third party	100,000	1,044,181
Others	729,458	440,763
Prepayment and other current assets	$15,596,764	$16,138,330

NOTE 7 – LONG-TERM INVESTMENT, NET

Equity method investments, net

The Company had the following equity method investments:

	March 31, 2023	December 31, 2022
Antric GmbH (1)	$1,556,672	$2,674,500
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,199,016	2,189,570
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	391,088	367,272
Able 2rent GmbH (DEU) (4)	92,736	94,399
Total	$4,239,512	$5,325,741

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,718,000) in Antric GmbH to acquire 25% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH. For the three months ended March 31, 2023, the Company recorded impairment on investment of Antric GmbH of $1,146,128.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,242,414) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $291,223 in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $108,720 in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	March 31, 2023	December 31, 2022
HW Electro Co., Ltd. (1)	1,000,000	-
Total	$1,000,000	$-

(1)
On January 31, 2023, the Company entered into a convertible debt agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into 571,930 shares of HW Electro Co., Ltd.’s for a total of 3.59% of its equity interest.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 8 – INVESTMENT IN EQUITY SECURITIES

As of March 31, 2023, the balance consisted of the following two equity investments:

	March 31, 2023	December 31, 2022
MineOne Fix Income Investment I L.P	$25,275,956	$25,019,244
Micro Money Fund SPC	5,136,255	4,739,951
Total	$30,412,211	$29,759,195

NOTE 9 –PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	March 31, 2023	December 31, 2022
At cost:
Plant and building (1)	$11,502,851	$11,453,436
Machinery and equipment	3,248,410	2,413,087
Leasehold improvement	4,442,928	2,956,515
Office equipment	1,366,669	1,192,443
Motor vehicles	422,682	352,972
Total	20,983,540	18,368,453
Less: accumulated depreciation	(3,718,094)	(3,405,862)
Construction in progress	132,808	-
Property, plant and equipment, net	$17,265,446	$14,962,591

Depreciation expenses for the three months ended March 31, 2023 and 2022 were $305,262 and $137,104, respectively.

Impairment loss for the three months ended March 31, 2023 and 2022 were $24,369 and nil, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 10 - INCOME TAXES

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

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Zhejiang Tooniu Tech Co., Ltd, Hangzhou Hengzhong Tech Co., Ltd and. Zhejiang Xbean Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 2.5%, 2.5% and 5% in 2022 and 2023.

Income tax expenses for the three months ended March 31, 2023 and 2022 are nil.

The components of losses before income taxes are summarized as follows:

	For the Three Months Ended March 31,
	2023	2022
PRC	$(1,778,180)	(1,712,432)
US	(3,554,955)	(3,122,402)
Europe	(2,904,320)	(44,753)
Australia	(2,606,972)	(4,468,782)
Others	(269,550)	-
Total	$(11,113,977)	(9,348,369)

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 11 - LEASES

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating leases cost excluding short-term rental expense	$671,313	$238,569
Short-term lease cost	268,721	58,096
Total	$940,034	$296,665

A summary of supplemental information related to operating leases is as follows:

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$671,109	$112,669
Weighted average remaining lease term	7.26 years	1.78 years
Weighted average discount rate	5.41%	4.08%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2023:

Operating Leases
For the remaining of 2023	$2,156,895
Years ended December 31,
2024	2,845,452
2025	2,068,015
2026	2,126,623
2027	2,191,533
2028 and thereafter	6,171,223
Total lease payments	17,559,741
Less: imputed interest	3,139,963
Total	14,419,778
Less: current portion	2,779,279
Non-current portion	$11,640,499

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 12 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

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

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other expense in the consolidated statement of operations, change in fair value of convertible notes.

The movement of Note during the three months ended March 31, 2023 are as follows:
Liability component
As of December 31, 2022	$57,372,827
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	(39,581,320)
Fair value change recognized	111,767
As of March 31, 2023	17,903,274

The estimated fair value of the Note upon issuance date December 31, 2022 and as of March 31, 2023 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 12 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	March 31, 2023	December 31, 2022
Face value principal payable	17,904,179	57,488,000
Original conversion price	1.2375	1.2375
Interest Rate	8.00%	8.00%
Expected term (years)	0.30	0.55
Volatility	61.54%	75.13%
Market yield (range)	25.12%	18.02%
Risk free rate	4.48%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	July 19, 2023	July 19, 2023

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

Both warrants are exercisable from the date of issuance and have a term of five years from the date of issuance. They were presented as liabilities on the consolidated balance sheet at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liabilities then, will be remeasured every reporting period with any change to fair value recorded as other income (expense) in the consolidated statement of operations.

The movement of warrants during the three months ended March 31, 2023 are as follows:
	Investor warrants component	Placement agent warrants component
As of December 31, 2022	$14,334,104	$3,456,404
Warrants issued during the year	-	-
Exercise of warrants	(1,955,315)	-
Fair value change recognized	13,843	663
As of March 31, 2023	12,392,632	3,457,067

The fair value for these two warrants were computed using the Binomial model with the following assumptions:
Fair Value Assumptions – Warrants	March 31, 2023	December 31, 2022
Expected term (years)	4.30	4.55
Volatility	75.99%	77.72%
Risk free rate	3.61%	4.13%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 13- CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the three months ended March 31, 2023 and 2022.

	Three months ended		Three months ended
	March 31, 2023,		March 31, 2022,
Customer	Amount	% of Total	Amount	% of Total
A	339,874	10%	-	-
B	100,211	*	291,780	16%
C	-	-	550,954	30%
D	-	-	415,558	23%
Total	$440,085	10%	$1,450,937	69%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023,		As of December 31, 2022,
Customer	Amount	% of Total	Amount	% of Total
C	$397,064	*	$395,360	16%
E	392,094	*	410,321	16%
F	1,216,491	26%	1,197,023	47%
G	941,745	20%	12,338	*
Total	$1,730,903	46%	$2,015,042	79%

*	Indicates below 10%.

(b)	Suppliers

For the three months ended March 31, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:
	Three months ended March 31, 2023,		Three months ended March 31, 2022,
Supplier	Amount	% of Total	Amount	% of Total
A	$4,844,671	56%	$-	-
B	1,938	*	2,975,299	50%
Total	$4,846,609	56%	$2,975,299	50%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023,		As of December 31, 2022,
Supplier	Amount	% of Total	Amount	% of Total
B	$422,191	14%	$420,100	12%
C	692,528	24%	577,621	17%
Total	$1,114,719	38%	$997,721	29%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders under its contract with Shengzhou Machinery and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109.The Company does not believe that Sevic’s claims have any merit and intends to vigorously defend against such claims.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc., an unrelated entity, with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou filed a response in opposition to the motion to dismiss the arbitration demand. As of the date of this report, the parties are awaiting further proceedings under the arbitration process.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging CAE infringement of Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE derives directly from the CITELEC. The distribution of the METRO was alleged to infringe on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect and intends to appeal it, however, the Company has accrued the related liability according to the judgement made.

On July 22, 2022, Xiongjian Chen (the “Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 15 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Mr. Yeung Heung Yeung	A principal shareholder of the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Jiangsu Rongyuan	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Shenzhen Yuanzheng Investment Development Co. Ltd (“Shenzhen Yuanzheng“)	Controlled by Mr. Yeung Heung Yeung
Shanghai Hengyu Enterprise Management Consulting Co., Ltd (“Shanghai Hengyu”)	Ultimately controlled by Mr. Peter Wang
Antric GmbH	Invested by the Company

Related party transactions

During the three months ended March 31, 2023 and 2022, the Company had the following material related party transactions.

	For the three months ended March 31,
	2023	2022

Purchase of raw materials from related parties
Hangzhou Hezhe Energy Technology Co., Ltd	$79,773	$480,672

Payment on the purchase of the raw materials
Hangzhou Hezhe	54,516	497,194

Repayment interest-bearing Loan from a related party
Shenzhen Yuanzheng	-	419,276
Mr. Yeung Heung Yeung	-	209,693

Amounts due from Related Parties

The following table presents amounts due from related parties as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Hangzhou Hezhe (1)	$343,353	$366,936
Total	$343,353	$366,936

(1)	The balance mainly represents the prepayment for raw material to the related party.

Amounts due to Related Parties

The following table presents amounts due to related parties as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Zhejiang RAP	$20,694	$23,882
Jiangsu Rongyuan	23,294	23,194
Shanghai Hengyu	2,912	2,900
Antric GmbH	-	666,396
Total	$46,900	$716,372

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 16 - SUBSEQUENT EVENT

On April 26, 2023, $6,000,000 of convertible promissory notes were redeemed by the investors.

On April 20, 2023, Zhejiang Cenntro Machinery Co., Ltd. has entered an agreement with Changxing County Bureau of Natural Resources and Planning to purchase its land use right, with an area of 12,206 square meters with a useful life of 50 years and the total consideration of RMB1,530,000 (approximately $222,626).

CAC has entered into a lease agreement with BAL Freeway Associates, LLC, a California limited liability company, for its approximate 64,000 square foot portion of a larger 124,850 square foot industrial building located within the Rancon Centre Ontario. The lease term is for five years, starting from April 1, 2023, and ending on March 31, 2028. The monthly rent is $115,200.

CAC has entered into a lease agreement with Sabatino Abogados S.A.S. for its 2,469.27 square meters warehouse located in Columbia. The lease term starts from May 1, 2023 and ends on April 30, 2025. The monthly rent is COP39,324,371 (approximately $9,602).

On June 21, 2022, CAC entered an agreement with Sabatino Abogados S.A.S to acquire lots No. 59, 60, 61 and 62 in Free Trade Zone Zofia, with total area of 7,931.44 square meters and total consideration of COP 4,362,292,000 (approximately $1,063,271). On April 27, 2023, the public deeds of purchase of lots No. 59, 60, 61 and 62 located in the Zofia Free Trade Zone were signed. On June 23 and June 28, 2023, the certificates of Lot 59 and Lot 61 were registered.

Zhejiang Cenntro Machinery Co., Ltd. signed a series of contracts with Huzhou Linhai Construction Co., Ltd. of renovation of its factory, with the total contracts amount of RMB16,132,000 (approximately $2,349,001). Subsequently through the date of issuance of the condensed consolidated financial statements, RMB14,093,080 (approximately $2,052,111) has been paid to the constructor.

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements, except for the events mentioned above, there were no other subsequent events with material financial impact on the condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Cenntro,” “we,” “us” or “our” are references to the combined business Cenntro Electric Group Limited ACN 619 054 938 and its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

All amounts in the MD&A have been rounded to the nearest thousand unless otherwise indicated.

A. Key Components of Results of Operations

Net revenues

Up until the end of December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to Cenntro Branded EV Centers globally.  Historically (i.e. up until end of 2021), our vehicle revenues were generated mainly by the sale of the Metro®.  By the end of 2021, we began generating revenue from the sales of the Logistar™ 200 in Europe.

Net revenues for the three months of 2023 and 2022 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260 and Logistar™ 100, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for doubtful accounts and impairment loss for long-lived assets.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the three months ended March 31, 2023 and 2022,.

	Three Months ended March 31,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	1.63%	19.7%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended March 31,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Combined Statements of Operations Data:
Net revenues	3,470,544	1,830,633
Cost of goods sold	(3,275,800)	(1,467,603)
Gross profit/(loss)	194,744	363,030
Operating Expenses:
Selling and marketing expenses	(1,868,985	(1,095,108)
General and administrative expenses	(7,333,895)	(8,211,831)
Research and development expenses	(1,569,919)	(425,359)
Impairment of PPE	(24,369)	-
Total operating expenses	(10,797,168)	(9,732,298)

Loss from operations	(10,602,424)	(9,369,268)

Other Income (Expense):
Interest expense, net	(54,415)	64,201

(Loss) Income from equity method investments	19,042	5,937
Other (expense) income, net	358,075	(49,239)
Loss on redemption of convertible promissory notes	(2,100)	-
Loss on exercise of warrants	(212,870)	-
Change in fair value of convertible promissory notes and derivative liability	(126,272)	-
Change in fair value of equity securities	653,016	-
Impairment of Long-term investments	(1,146,128)	-
Loss before income taxes	(11,113,977)	(9,348,369)
Income tax expense	—	—
Net loss	(11,113,977)	(9,348,369)
Less: net loss attributable to non-controlling interests	(156,028)	(36,719)
Net loss attributable to shareholders of the Company	(10,957,949)	(9,311,650)

Comparison of the Three Months Ended March 31, 2023 and 2022

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Net revenues:
Vehicle Sales	$2,840,963	81.9%	$1,718,371	93.9%
Spare-part sales	598,036	17.2%	101,424	5.5%
Other sales	31,545	0.9%	10,838	0.6%
Total net revenues	$3,470,544	100.00%	$1,830,633	100.00%

Net revenues for the three months ended March 31, 2023 were approximately $3.5 million, an increase of approximately $1.6 million or 89.6% from approximately $1.8 million for the three months ended March 31, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $1.1 million due to the improvement of average selling price from approximately $11,380 to $22,000 and an increase in spare-part sales by approximately $0.5 million.

For the three months ended March 31, 2023, we sold 129 ECVs, including 17 fully assembled Metro® units, 48 fully assembled Logistar™ 200, 39 fully assembled Logistar™ 100, one fully assembled Teemak™ and 24 fully assembled Logistar™ 260, compared with 151 ECVs for the three months ended March 31, 2022, including 40 fully assembled Metro® vehicle units, 48 vehicle kits, 62 fully assembled Logistar™ 200 units and one fully assembled Neibor® 150 unit.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the European Union during the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 88.2%, 0.9%, and 10.9%, respectively, compared to 33.7%, 22.8%, and 43.5%, respectively for the corresponding period in 2022.

For the three months ended March 31, 2023, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 93.8%, 1.1%, and 5.1%, respectively, compared to 35.3%, 24.2%, and 40.5%, respectively, for the corresponding period in 2022.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Cost of goods sold:
Vehicle Sales	$(2,794,761)	85.3%	$(1,379,605)	94.0%
Spare-part sales	(464,224)	14.2%	(98,024)	6.7%
Other sales	(16,814)	0.5%	10,025	-0.7%
Inventory write-down	-	-	-	-
Total cost of goods sold	$(3,275,799)	100.00%	$(1,467,603)	100.00%

Cost of goods sold for the three months ended March 31, 2023 was approximately $3.3 million, an increase of approximately $1.8 million or approximately 123.2% from approximately $1.5 million for the three months ended March 31, 2022.  The increase of cost of vehicle sales was mainly caused by the increased per vehicle cost of Logistar® 200 model, and the increase of per vehicle cost of the Metro® model with additional features were sold during the year 2022.  The increase cost per vehicle was also partly attributable to the additional ocean shipping between continents, as the Company shift from recognizing revenue with FOB terms to recording revenue on local direct pricing in the European and the US market which covered ocean shipping.

Gross Profit/(Loss)

Gross loss for the three months ended March 31, 2023 was approximately $0.2 million, a decrease of approximately $0.2 million from approximately $0.4 million of gross profit for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, our overall gross margin was approximately 5.6% and 19.8%, respectively. Our gross margin of vehicle sales for the three months ended March 31, 2023 and 2022 was 1.63% and 19.7%, respectively. The decrease of our gross profit was caused by (i) the realized gross margin of our new model Logsitar®200 expending its market in Europe in 2023 was approximately 3.5% compared to a gross margin of approximately 12.7% in the same period of 2022. The company adopts a competitive pricing strategy for Logsitar®200 to gain market acceptance. (ii) Our newly introduced model LS100, LS260, and Teemak which only began testing the market in 2023 earned negative gross margins of approximately 3.6%, 8.4% and 8.2%, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2023 were approximately $1.9 million, an increase of approximately $0.8 million or approximately 70.7% from approximately $1.1 million for the three months ended March 31, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in salary expenses and share-based compensations of approximately $0.5 million and $0.2 million respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were approximately $7.3 million, a decrease of approximately $0.9 million or approximately 10.7% from approximately $8.2 million for the three months ended March 31, 2022. The decrease in general and administrative expenses in 2023 was primarily attributed to a decrease in others of approximately $2.4 million, which mainly consists of one-off fees of approximately $1.8 million related to the divestment of FOH, offset by the increase in share-based compensation and office expenses of approximately $0.7 million and $0.8 million respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were approximately $1.6 million, an increase of approximately $1.1 million or approximately 269.1% from approximately $0.4 million for the three months ended March 31, 2022. The increase in research and development expenses in 2023 was primarily attributed to the increase in design and development expenditures and salary expense of approximately $0.5 million and $0.6 million respectively.

Interest income (expense), net

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.05 million for the three months ended March 31, 2023, an increase of approximately $0.1 million or approximately 184.8% compared to the approximately $0.06 million in interest income for the three months ended March 31, 2022. The increase was primarily attributable to (i) an increase in interest expense to convertible bonds of approximately $0.4 million (ii) offset by the increase in interest income of approximately $0.2 million from bank deposit and $0.1 million from HWE. Loans from related parties and third parties were fully settled as of April 13, 2023.

Other income (expense), net

Other income, net for the three months ended March 31, 2023 was approximately $0.4 million, representing a change of approximately $0.4 million compared to approximately $0.05 million of other expense, net for the three months ended March 31, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to (i) an increase of approximately $0.2 million in investment income from the Company’s fund investments and invested financial products during the first quarter in 2023, (ii) an increase of approximately $0.1 million in gains on foreign currency exchange, and (iii) an increase of approximately $0.1 million in subsidy income from the government.

Change in fair value of convertible promissory notes and derivative liability

A loss in the change in fair value of convertible promissory notes and derivative liability for the three months ended March 31, 2023 was approximately $0.1 million. The increased liability derived from fair value change was primarily caused by the continuing underperformance of the Company’s stock price, which increased the probability of exercising the mandatory redemption rights of the Company’s convertible promissory notes and cashless exercising the warrants.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the three months ended March 31, 2023 was approximately $0.7 million. The gain was attributed to an upward adjustment of approximately $0.4 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million and an upward adjustment of approximately $0.3 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Non-GAAP Financial Measures

Adjusted EBITDA for the Three Months Ended March 31, 2023 and 2022

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Net loss	$(11,113,977)	$(9,348,369)
Interest expense, net	54,415	(64,201)
Income tax expense	—	—
Depreciation and amortization	330,632	140,430
Share-based compensation expense	1,153,808	199,416
Loss on redemption of convertible promissory notes	2,001	-
Loss on exercise of warrants	212,870
Change in fair value of convertible promissory notes and derivative liability	126,272	-
Expenses related to one-off payment inherited from the original Naked Brand Group		8,299,178
Adjusted EBITDA	$(9,233,979)	$(773,546)

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

As of March 31, 2023, we had approximately $91.8 million in cash and cash equivalents and approximately $2.7 million of accounts receivables as compared to approximately $203.5 million in cash and cash equivalents and $2.4 million in accounts receivable as of March 31, 2022. For the three months ended March 31, 2023 and 2022, net cash used in operating activities was approximately $17.4 million and $23.5 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through March 31, 2023, we have spent over approximately $83.1 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of March 31, 2023, our working capital was approximately $117.2 million, as compared to a working capital of approximately $233.2 million as of March 31, 2022. The approximately $116.0 million decrease in working capital during 2023 was primarily due to (i) the decrease of cash and cash equivalents and prepayment and other current assets of approximately $111.6 million and $1.9 million respectively, offset by the increase in inventories and convertible bonds of approximately $16.3 million and $17.9 million respectively and (ii) a decrease in accounts and notes payable  of approximately $1.8 million.

Cash Flow

	Quarter Ended March 31,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(17,363,332)	$(23,486,437)
Net cash (used in) provided by investing activities	(5,493,759)	(3,972,528)
Net cash provided by financing activities	(39,583,321)	(30,234,533)
Effect of exchange rate changes on cash	283,807	97,755
Net (decrease) increase in cash, cash equivalents, and restricted cash	(62,156,605)	(57,595,743)
Cash and cash equivalents, and restricted cash at beginning of the year	154,096,801	261,664,962
Cash and cash equivalents, and restricted cash at end of the period	$91,940,195	$204,069,218

Operating Activities

Our net cash used in operating activities was approximately $17.4 million, $23.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net cash used in operating activities for the three months ended March 31, 2023 was primarily attributable to (i) our net loss of approximately $11.1 million and adjusted for non-cash items of approximately $3.3 million, which primarily consisted of impairment of long-term investments, share based compensation expense, depreciation and amortization and amortization of operating lease right-of-use asset of approximately $1.1 million, $1.2 million, $0.3 million and $0.7 million, respectively, (ii) the increase in inventories, accounts receivable, accrued expense and other current liabilities and operating lease liabilities and of approximately $4.5 million, $2.2 million, $1.5 million and $0.7 million, respectively, (iii) decrease in accounts payable of $0.7 million.

Investing Activities

Net cash used in investing activities was approximately $5.5 million for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2023 was primarily attributable to cash paid purchase for land use rights and property of approximately $0.3 million, additions in long-term investments as a minority interest of approximately $0.6 million, approximately $2.6 million in purchase of plant and equipment and approximately $1.9 million net cash paid in acquisition of 35% of CAE's share and including related expenses.

Financing Activities

Net cash provided by financing activities was approximately $39.6 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily attributable to approximately $39.6 million paid due to redemption of convertible bonds.

Contractual Obligations

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in January 2025. The annual base rent for this facility is $175,500 starting from February 2023. The lease rent fee will be adjusted upward by 3% annually afterwards.

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,700 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. The lease period for each lease agreement began in June 2021 and ends in May 2025. Pursuant to each agreement, we paid the first six months of our rent obligations in June 2021 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $170,617 for the term ending May 2022 and $186,866 for the term ending May 2023.

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

On January 20, 2023, we signed a non-cancellable operating lease agreement for approximately 2,691 square feet as a headquarters and service center in Dominica Republic. The lease period commenced on February 15, 2023 and ends five years. The rent is $9,000 per month and the annual increase is 5%.

On February 14, 2023, we signed a non-cancellable operating lease agreement for approximately 27,222 square feet for the production in Germany and other European regions in Dusseldorf, Germany. The lease period for lease agreement began on February 14, 2023 and ends three years, we renewed for two years in advance. The monthly rent is €19,900 (or approximately $21,352.7) and the annual increase depends on the consumer price index.

On March 22, 2023, we signed a non-cancellable operating lease agreement for approximately 26,579 square feet as a local plant in Colombia, the lease period began on May 1, 2023 and the lease term is two years. The rent is COP 39,324,371 (or approximately $8,265.0) per month and the value of the lease fee shall be readjusted in a proportion equal to the consumer price index (CPl) certified by DANE as of December 31 of the immediately preceding year, plus two (2) points.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the three months ended March 31, 2023, included elsewhere in this Annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year or any future periods

Use of estimates

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

There is no provision for the three months ended March 31, 2023 and 2022.

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

There is no inventories written down for the three months ended March 31, 2023 and 2022.

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

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of $1,170,497 and nil were recorded in the Company’s consolidated and combined statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

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

There is no impairment loss for goodwill for the three months ended March 31, 2023 and 2022.

Investment in equity investees

Equity method investments, net

The Company had the following equity method investments:

	March 31, 2023	December 31, 2022
Antric GmbH (1)	$1,556,672	$2,674,500
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,199,016	2,189,570
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	391,088	367,272
Able 2rent GmbH (DEU) (4)	92,736	94,399
Total	$4,239,512	$5,325,741

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,718,000) in Antric GmbH to acquire 25% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH. For the three months ended March 31, 2023, the Company recorded impairment on investment of Antric GmbH of $1,146,128.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,242,414) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $291,223 in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $108,720 in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

Equity investment without readily determinable fair value

	March 31, 2023	December 31, 2022
HW Electro Co., Ltd. (1)	1,000,000	-
Total	$1,000,000	$-

(1)
On January 31, 2023, the Company entered into a convertible debt agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into 571,930 shares of HW Electro Co., Ltd.’s for a total of 3.59% of its equity interest.

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company’s Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2014 through 2022. For the three months ended March 31, 2023 and 2022, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of March 31, 2023 or 2022. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

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

	For the Three Months Ended March 31,
	2023	2022
Period end USD: RMB exchange rate	6.8676	6.3393
Average USD: RMB exchange rate	6.8423	6.3478
Period end USD: EUR exchange rate	0.9198	0.9015
Average USD: EUR exchange rate	0.9320	0.8916

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

Recently issued accounting standards pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” ASU 2019-10 deferred the effective date of ASU 2016-13 for all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In addition, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that emerging growth companies (“EGC”) can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company currently qualifies as an EGC as defined in the JOBS Act, and has adopted this standard beginning on January 1, 2023. The impact of adoption of ASU No. 2016-13 is not material on the Company’s consolidated and combined financial statements. In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and issued subsequent amendment which refines the scope of the ASU and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities in January 2021 within ASU 2021-01 (collectively, including ASU 2020-04, “ASC 848”). ASC 848 provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASC 848 are effective for us from January 1, 2020 through December 31, 2022. The Company has elected the optional expedients for certain existing interest rate swaps that are designated as cash flow hedges, which did not have a material impact on the consolidated and combined financial statements.

In October 2021, the FASB issued ASU 2021-08, which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. According to the FASB, this update is intended “to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: a) Recognition of an acquired contract liability; b) Payment terms and their effect on subsequent revenue recognized by the acquirer.” For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this update on its consolidated and combined financial statements.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated and combined financial statements upon adoption.

The following table reconciles the Company‘s balance sheet under U.S. GAAP with its balance sheet under IFRS as of 31 March 2023 and audited balance sheet as of 31 December 2022, respectively.

	For the Periods Ended
	Unaudited 31 March 2023				31 December 2022
Balance Sheet:	U.S. GAAP	IFRS Difference		IFRS	U.S. GAAP	IFRS Difference		IFRS
Current assets
Cash and cash equivalents	91,847,734	-		91,847,734	153,966,777	-		153,966,777
Restricted cash	92,461	-		92,461	130,024	-		130,024
Accounts receivable, net	2,732,834	-		2,732,834	565,398	-		565,398
Inventories	36,546,917	-		36,546,917	31,843,371	-		31,843,371
Prepayment and other current assets	15,596,764	-		15,596,764	16,138,330	-		16,138,330
Deferred cost-current	20,026	-		20,026	-	-		-
Amount due from related parties	343,353	-		343,353	366,936	-		366,936
Total current assets	147,180,089	-		147,180,089	203,010,836	-		203,010,836

Non-current assets
Long-term investment, net	5,239,512	-		5,239,512	5,325,741	-		5,325,741
Investment in equity securities	30,412,211	-		30,412,211	29,759,195	-		29,759,195
Property, plant and equipment, net	17,265,446	-		17,265,446	14,962,591	-		14,962,591
Intangible assets, net	4,558,185	-		4,558,185	4,563,792	-		4,563,792
Right-of-use assets	13,865,063	-		13,865,063	8,187,149	-		8,187,149
Deferred cost- non-current	243,251	-		243,251	-	-		-
Other non-current assets, net	2,306,597	-		2,306,597	2,039,012	-		2,039,012
Total non-current assets	73,890,265	-		73,890,265	64,837,480	-		64,837,480
Total assets	221,070,354	-		221,070,354	267,848,316	-		267,848,316

Current liabilities
Accounts payable	2,899,119	-		2,899,119	3,383,021	-		3,383,021
Accrued expense and other current liabilities	3,668,415	-		3,668,415	5,048,641	-		5,048,641
Contractual liabilities	2,656,151	-		2,656,151	2,388,480	-		2,388,480
Operating lease liabilities, current	2,779,279	-		2,779,279	1,313,334	-		1,313,334
Convertible promissory notes	17,903,274	-		17,903,274	57,372,827	-		57,372,827
Deferred government grant, current	56,009	-		56,009	26,533	-		26,533
Amount due to related parties	46,900	-		46,900	716,372	-		716,372
Total current liabilities	30,009,147	-		30,009,147	70,249,208	-		70,249,208

Non-current liabilities
Deferred government grant, non-current	1,036,172	-		1,036,172	497,484	-		497,484
Derivative liability - investor warrant	12,392,632	-		12,392,632	14,334,104	-		14,334,104
Derivative liability - placement agent warrant	3,457,067	-		3,457,067	3,456,404	-		3,456,404
Operating lease liabilities, non-current	11,640,499	-		11,640,499	7,421,582	-		7,421,582
Total non-current liabilities	28,526,370	-		28,526,370	25,709,574	-		25,709,574
Total liabilities	58,535,517	-		58,535,517	95,958,782	-		95,958,782

Equity
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of 31 March 2023 and 31 December 2022, respectively)	-	-		-	-	-		-
Additional paid-in capital	398,262,089	183,529,388	(1)	581,791,477	397,497,817	182,125,475	(1)	579,623,292
Accumulated other comprehensive loss	(4,945,127)	4,945,127		-	(5,306,972)	5,306,972		-
Reserves	-	20,955,416	(2)	20,955,416	-	21,997,484	(2)	21,997,484
Accumulated deficit	(230,782,125)	(209,429,931)		(440,212,056)	(219,824,176)	(209,429,931)		(429,254,107)
Total Stockholders' Equity	162,534,837	-		162,534,837	172,366,669	-		172,366,669

Non-controlling interests	-	-		-	(477,135)	-		(477,135)

Total Equity	162,534,837	-		162,534,837	171,889,534	-		171,889,534
Total Liabilities and Equity	221,070,354	-		221,070,354	267,848,316	-		267,848,316

(1)
Includes (i) $(28,458,264) (2022: $(27,304,456)) in share-based compensation payments. (ii) $2,557,721 recognized in 2023 from the acquisition of 35% of CAE’s equity interest, and (iii) additional equity of $209,429,931 recognized in 2021 from the difference between the deemed transaction price and net assets acquired related to the Combination under IFRS.

(2)
Includes (i) a reclassification of Accumulated other comprehensive loss under U.S. GAAP of $(4,945,127) (2022: $(5,306,972)), (ii) a reclassification of Additional paid-in capital under U.S. GAAP of $28,458,264 (2022: $27,304,456) in share-based compensation payments to Reserves under IFRS, and (iii) a reclassification of Additional paid-in capital under U.S. GAAP of $(2,557,721) recognized in 2023 from the acquisition of 35% of CAE’s equity interest to Reserve under IFRS.

The following table reconciles the Company’s statement of operations under U.S. GAAP for the three months ended 31 March 2023 and 2022 with its statement of operations under IFRS for the three months ended 31 March 2023 and 2022, respectively.

As set forth below, the material differences between the U.S. GAAP and IFRS presentation with respect to the Group’s combined balance sheet as of 31 March 2023 and combined balance sheet as of 31 December 2022 are as follows:

a)	The reclassification of “Accumulated other comprehensive loss” under U.S. GAAP to “Reserves” under IFRS;
b)	The reclassification of amounts of share-based payments from “Additional paid-in capital” under U.S. GAAP to “Reserves” under IFRS;
c)	The reclassification of the amount recognized from the acquisition of 35% of CAE’s equity interest from “Additional paid-in capital” under U.S. GAAP to “Reserves” under IFRS; and
d)	Additional equity recognized from the difference between the total deemed transaction price and net assets acquired related to the Combination under IFRS.
e)
In 2021, the Company was deemed to have incurred non-cash listing costs of approximately $209.4 million as a result of the IFRS accounting treatment of the Combination, as Cenntro was deemed to have received a 67% controlling interest in CEGL (formerly NBG) and the Group was deemed to have incurred listing costs equaling the difference between the total deemed transaction price and total net assets. Under U.S. GAAP, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro for the net assets of CEGL (formerly NBG), accompanied by a recapitalization).

As set forth below, there is no difference between the U.S. GAAP and IFRS presentation as it relates to our combined statement of operations and comprehensive loss for the year ended 31 March 2023.

	For the Three Months Ended
	Unaudited 31 March 2023			Unaudited 31 March 2022
	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	3,470,544	-	3,470,544	1,830,633	-	1,830,633
Cost of goods sold	(3,275,800)	-	(3,275,800)	(1,467,603)	-	(1,467,603)
Gross (Loss) Profit	194,744	-	194,744	363,030	-	363,030

Selling and marketing expenses	(1,868,985)	-	(1,868,985)	(1,095,108)	-	(1,095,108)
General and administrative expenses	(7,358,264)	-	(7,358,264)	(8,211,831)	-	(8,211,831)
Research and development expenses	(1,569,919)	-	(1,569,919)	(425,359)	-	(425,359)
Total operating expenses	(10,797,168)	-	(10,797,168)	(9,732,298)	-	(9,732,298)

Loss from operations	(10,602,424)	-	(10,602,424)	(9,369,268)	-	(9,369,268)

Interest (expense) income, net	(54,415)	-	(54,415)	64,201	-	64,201
Income from long-term investment	19,042	-	19,042	5,937	-	5,937
Impairment of long-term investment	(1,146,128)		(1,146,128)	-	-	-
Loss on redemption of convertible promissory notes	(2,001)	-	(2,001)	-	-	-
Loss on exercise of warrants	(212,870)		(212,870)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	(126,273)	-	(126,273)	-	-	-
Change in fair value of equity securities	653,016		653,016	-	-	-
Other income (expense), net	358,076	-	358,076	(49,239)	-	(49,239)
Loss before income taxes	(11,113,977)	-	(11,113,977)	(9,348,369)	-	(9,348,369)
Income tax expense	-	-	-	-	-	-
Net loss	(11,113,977)	-	(11,113,977)	(9,348,369)	-	(9,348,369)
Less: net loss attributable to non-controlling interests	(156,028)	-	(156,028)	(36,719)	-	(36,719)
Net loss attributable to the Company’s shareholders	(10,957,949)	-	(10,957,949)	(9,311,650)	-	(9,311,650)
					-
Other comprehensive loss					-
Foreign currency translation adjustment	337,278	-	337,278	253,156 253,156	-	253,156 253,156
Total comprehensive loss	(10,776,699)	-	(10,776,699)	(9,095,213)	-	(9,095,213)
Less: total comprehensive loss attributable to non-controlling interests	(180,595)	-	(180,595)	(57,588)	-	(57,588)
Total comprehensive loss attributable to the Company’s shareholders	(10,596,104)	-	(10,596,104)	(9,037,625)	-	(9,037,625)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Roles 12a-15(e) or 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of March 31, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K/A for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31,2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II

ITEM 1.	LEGAL PROCEEDINGS

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

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders under its contract with Shengzhou Machinery and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109. The Company does not believe that Sevic’s claims have merit and intends to vigorously defend against such claims.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc., a non-affiliated entity, with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. On February 16, 2023, AAA appointed an arbitrator and on April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou filed a response in opposition to the motion to dismiss the arbitration demand. As of the date of this report, the parties are awaiting further proceedings under the arbitration process.

On July 22, 2022, Xiongjian Chen (the “Plaintiff") filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2022 Form 10-K/A, which could materially affect our business, financial condition, or future results. The risks described in the 2022 Form 10-K/A are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1**	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENNTRO ELECTRIC GROUP LIMITED

Dated: July 25, 2023.

CENNTRO ELECTRIC GROUP LIMITED

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edmond Cheng
Edmond Cheng
Chief Financial Officer
(Principal Accounting Officer)