Form 10-Q
period 2023-06-30
CENNTRO ELECTRIC GROUP Ltd
filed 2023-08-14
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023
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

Registrant’s telephone number, including area code: (732) 820-6757

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

The registrant had 304,449,091 ordinary shares outstanding as of August 11, 2023.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note	2023	2022	2023	2022

Net revenues	2(c)	$4,237,520	$3,204,689	$7,708,064	$5,035,322
Cost of goods sold		(3,090,275)	(3,036,237)	(6,366,075)	(4,503,840)
Gross profit		1,147,245	168,452	1,341,989	531,482

OPERATING EXPENSES:
Selling and marketing expenses		(2,742,749)	(1,531,460)	(4,611,734)	(2,626,568)
General and administrative expenses		(9,285,213)	(12,014,453)	(16,643,477)	(20,226,284)
Research and development expenses		(2,143,070)	(1,389,153)	(3,712,989)	(1,814,512)
Total operating expenses		(14,171,032)	(14,935,066)	(24,968,200)	(24,667,364)

Loss from operations		(13,023,787)	(14,766,614)	(23,626,211)	(24,135,882)

OTHER EXPENSE:
Interest income (expense), net		1,262	222,672	(53,153)	286,873
(Loss) income from long-term investment		(148,645)	4,941	(129,603)	10,878
Impairment of long-term investment	7(1)	(8,538)	-	(1,154,666)	-
Gain (loss) on redemption of convertible promissory notes		1,900	-	(101)	-
Loss on exercise of warrants		(14,745)	-	(227,615)	-
Change in fair value of convertible promissory notes and derivative liability		199,698	-	73,425	-
Change in fair value of equity securities	8	60,452	-	713,468	-
Other (expense) income, net		(1,119,295)	784,220	(761,219)	734,981
Loss before income taxes		(14,051,698)	(13,754,781)	(25,165,675)	(23,103,150)
Income tax (expense) benefit	11	(25,468)	48,861	(25,468)	48,861
Net loss		(14,077,166)	(13,705,920)	(25,191,143)	(23,054,289)
Less: net loss attributable to non-controlling interests		(2,682)	(633,922)	(158,710)	(670,641)
Net loss attributable to the Company’s shareholders		$(14,074,484)	$(13,071,998)	$(25,032,433)	$(22,383,648)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(2,824,971)	(4,078,240)	(2,487,693)	(3,825,086)
Total comprehensive loss		(16,902,137)	(17,784,160)	(27,678,836)	(26,879,375)

Less: total comprehensive loss attributable to non-controlling interests		(2,683)	(483,216)	(183,278)	(540,805)
Total comprehensive loss to the Company’s shareholders		$(16,899,454)	$(17,300,944)	(27,495,558)	(26,338,570)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	Note	June 30, 2023	December 31, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$60,390,172	$153,966,777
Restricted cash		92,461	130,024
Accounts receivable, net	4	2,646,333	565,398
Inventories	5	41,798,511	31,843,371
Prepayment and other current assets	6	18,339,914	16,138,330
Deferred cost- current		10,273	-
Amounts due from a related party	16	212,320	366,936
Total current assets		123,489,984	203,010,836

Non-current assets:
Long-term investment, net	7	4,959,769	5,325,741
Investment in equity securities	8	30,472,663	29,759,195
Property, plant and equipment, net	9	18,508,847	14,962,591
Intangible assets, net	10	6,439,333	4,563,792
Right-of-use assets	12	19,734,961	8,187,149
Deferred cost - non-current		207,974	-
Other non-current assets, net		2,232,206	2,039,012
Total non-current assets		82,555,753	64,837,480

Total Assets		$206,045,737	$267,848,316

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$3,364,228	$3,383,021
Accrued expenses and other current liabilities		3,543,840	5,048,641
Contractual liabilities		3,314,661	2,388,480
Operating lease liabilities, current	12	4,303,890	1,313,334
Convertible promissory notes	13	11,904,153	57,372,827
Deferred government grant, current		53,046	26,533
Amounts due to related parties	16	41,302	716,372
Total current liabilities		26,525,120	70,249,208

Non-current liabilities:
Deferred government grant, non-current		968,079	497,484
Derivative liability - investor warrant	13	12,205,830	14,334,104
Derivative liability - placement agent warrant	13	3,456,137	3,456,404
Operating lease liabilities, non-current	12	16,001,387	7,421,582
Total non-current liabilities		32,631,433	25,709,574

Total Liabilities		$59,156,553	$95,958,782

Commitments and contingencies	15

EQUITY
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)		-	-
Additional paid in capital		399,517,411	397,497,817
Accumulated deficit		(244,856,609)	(219,824,176)
Accumulated other comprehensive loss		(7,770,097)	(5,306,972)
Total equity attributable to shareholders		146,890,705	172,366,669
Non-controlling interests		(1,521)	(477,135)
Total Equity		$146,889,184	$171,889,534
Total Liabilities and Equity		$206,045,737	$267,848,316

The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(35,499,138)	$(29,071,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	(680,932)	-
Purchase of plant and equipment	(5,082,473)	(145,857)
Purchase of land use right and property	(2,200,559)	(9,260,497)
Acquisition of CAE’s equity interests	(1,924,557)	(3,612,717)
Cash acquired from acquisition of CAE	-	1,118,700
Payment of expense for Acquisition of CAE’s equity interests	-	(348,987)
Proceeds from disposal of property, plant and equipment	-	320
Loans provided to third parties	(100,000)	(5,149,884)
Repayment of loans from related parties	-	286,920
Net cash used in investing activities	(9,988,521)	(17,112,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to related parties	-	(1,741,868)
Repayment of loans to third parties	-	(1,155,829)
Purchase of CAE’s loan	-	(13,228,101)
Reduction of capital	-	(13,930,000)
Redemption of convertible promissory notes	(45,583,321)	-
Payment of expense for the reverse recapitalization	-	(904,843)
Net cash used in financing activities	(45,583,321)	(30,960,641)

Effect of exchange rate changes on cash	(2,543,188)	(981,467)

Net decrease in cash, cash equivalents and restricted cash	(93,614,168)	(78,125,372)
Cash, cash equivalents and restricted cash at beginning of period	154,096,801	261,664,962
Cash, cash equivalents and restricted cash at end of period	$60,482,633	$183,539,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,051,054	$374,745
Income tax paid	$4,903	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right of use assets obtained in exchange for operating lease obligations	$-	$7,613,564
Cashless exercise of warrants	$2,168,185	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2021	261,256,254	$-	$374,901,939	$(109,735,935)	$(1,392,699)	$263,773,305	$-	$263,773,305
Share-based compensation	-	-	1,309,856	-	-	1,309,856	-	1,309,856
Net loss	-	-	-	(22,383,648)	-	(22,383,648)	(670,641)	(23,054,289)
Acquisition of 65% of CAE’s equity interests	-	-	-	-	-	-	1,555,320	1,555,320
Foreign currency translation adjustment	-	-	-	-	(3,954,922)	(3,954,922)	129,836	(3,825,086)
Balance as of June 30, 2022	261,256,254	$-	$376,211,795	$(132,119,583)	$(5,347,621)	$238,744,591	$1,014,515	$239,759,106

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2022	300,841,995	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	2,410,291	-	-	2,410,291	-	2,410,291
Net loss	-	-	-	(25,032,433)	-	(25,032,433)	(158,710)	(25,191,143)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	3,607,096	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	(2,463,125)	(2,463,125)	(24,568)	(2,487,693)
Balance as of June 30, 2023	304,449,091	$-	$399,517,411	$(244,856,609)	$(7,770,097)	$146,890,705	$(1,521)	$146,889,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of June 30, 2023, CEGL’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by CEGL
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by CEGL
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by CEGL
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by CEGL
Avantier Motors Corporation	November 27, 2017	Delaware, U.S.	100% owned by CEGL
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by CEGL
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by CEGL
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by CEGL
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by CEGL
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by CEGL
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by CEGL
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by CEGL
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by CEGL
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by CEGL
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by CEGL
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by CEGL
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by CEGL
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by CEGL
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by CEGL
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by CEGL
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by CEGL
Cenntro Electric Group (Europe) GmbH (“Cenntro Electric”)	January 13, 2022	Düsseldorf, Germany	100% owned by CEGL
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by CEGL
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by CEGL
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by CEGL
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by CEGL

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the full year or any future periods.

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

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Vehicles sales	$7,226,049	$4,852,930
Spare-parts sales	344,702	84,626
Other service income	137,313	97,766
Net revenues	$7,708,064	$5,035,322

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2023	2022
Primary geographical markets
Europe	$5,531,486	$2,963,630
Asia	2,079,876	1,644,209
America	96,702	427,483
Total	$7,708,064	$5,035,322

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2023 and 2022, the Company recognized $479,499 and $1,038,005 revenue that was included in contractual liabilities as of December 31, 2022 and 2021, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$2,646,333	$565,398
Contractual liabilities	$3,314,661	$2,388,480

(d)	Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (z) Recent Accounting Standards” of the Company 2022 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s consolidated results of operations or financial position.

NOTE 3 - BUSINESS COMBINATION

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	June 30, 2023	December 31, 2022
Accounts receivable	$4,619,959	$2,526,432
Less: provision for doubtful accounts	(1,973,626)	(1,961,034)
Accounts receivable, net	$2,646,333	$565,398

The changes in the provision for doubtful accounts are as follows:
	For the Six Months Ended June 30,
	2023	2022
Balance at the beginning of the period	$1,961,034	$1,475,983
Additions	-	-
Write-off	(47,980)	(926,890)
Foreign exchange	60,572	(46,928)
Balance at the end of the year	$1,973,626	$502,165

NOTE 5 - INVENTORIES

Inventories are summarized as follows:
	June 30, 2023	December 31, 2022
Raw material	$9,749,814	$9,311,419
Work-in-progress	592,029	290,220
Goods in transit	1,672,061	2,364,136
Finished goods	29,784,607	19,877,596
Inventories	$41,798,511	$31,843,371

For the six months ended June 30, 2023 and 2022, the impairment loss recognized by the Company for slow-moving inventory with cost lower than net realizable value was nil and $598,467, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Advance to suppliers	$10,466,450	$9,877,337
Deductible input value added tax	6,287,180	4,097,162
Receivable from third parties	645,735	678,887
Loans to a third party	100,000	1,044,181
Others	840,549	440,763
Prepayment and other current assets	$18,339,914	$16,138,330

NOTE 7 - LONG-TERM INVESTMENT, NET

Equity method investments, net

The Company had the following equity method investments:

	June 30, 2023	December 31, 2022
Antric GmbH (1)	$1,414,402	$2,674,500
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,082,664	2,189,570
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	372,301	367,272
Able 2rent GmbH (DEU) (4)	90,402	94,399
Total	$3,959,769	$5,325,741

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,730,000) in Antric GmbH to acquire 25% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH. For the six months ended June 30, 2023, the Company recorded impairment on investment of Antric GmbH of $1,154,666.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,123,757) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $275,813 in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $109,200 in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	June 30, 2023	December 31, 2022
HW Electro Co., Ltd. (1)	$1,000,000	$-
Total	$1,000,000	$-

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into 571,930 shares of HW Electro Co., Ltd.’s for a total of 3.40% of its equity interest.

NOTE 8 - INVESTMENT IN EQUITY SECURITIES

As of June 30, 2023, the balance consisted of the following two equity investments:

	June 30, 2023	December 31, 2022
MineOne Fix Income Investment I L.P	$25,535,522	$25,019,244
Micro Money Fund SPC	4,937,141	4,739,951
Total	$30,472,663	$29,759,195

For the six months ended June 30, 2023 and 2022, the Company recorded upward adjustments for changes in fair value of both equity investments of $713,468 and nil, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	June 30, 2023	December 31, 2022
At cost:
Plant and building (1)	$11,277,399	$11,453,436
Machinery and equipment	3,365,935	2,413,087
Leasehold improvement	5,708,695	2,956,515
Office equipment	1,336,770	1,192,443
Motor vehicles	790,491	352,972
Property, plant and equipment, gross	22,479,290	18,368,453
Less: accumulated depreciation	(3,970,443)	(3,405,862)
Property, plant and equipment, net	$18,508,847	$14,962,591

Depreciation expenses for the six months ended June 30, 2023 and 2022 were $732,510 and $318,806, respectively.

Impairment loss for the six months ended June 30, 2023 and 2022 were $160,626 and nil, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	June 30, 2023	December 31, 2022
At cost:
Land use right	$6,530,731	$4,605,738
Software	113,712	119,550
Total	6,644,443	4,725,288
Less: accumulated amortization	(205,110)	(161,496)
Intangible assets, net	$6,439,333	$4,563,792

Amortization expenses for the six months ended June 30, 2023 and 2022 were $53,901 and $166,130, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 - INCOME TAXES

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

Income tax expenses for the six months ended June 30, 2023 was $25,468 and income tax benefit for the six months ended June 30, 2022 was $48,861.

The components of losses before income taxes are summarized as follows:

	For the Six Months Ended June 30,
	2023	2022
PRC	$5,349,328	1,919,622
US	7,935,561	7,703,997
Australia	5,534,092	11,799,089
Europe	5,833,519	1,680,442
Others	513,175	-
Total	$25,165,675	23,103,150

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 - LEASES

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Six Months Ended June 30,
	2023	2022
Operating leases cost excluding short-term rental expense	$1,830,796	$740,871
Short-term lease cost	487,482	38,277
Total	$2,318,278	$779,148

A summary of supplemental information related to operating leases is as follows:

	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$1,817,787	$552,812
Weighted average remaining lease term	6.42 years	8.87 years
Weighted average discount rate	6.09%	2.87%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2023:

Operating Leases
For the remaining of 2023	$2,164,170
Years ended December 31,
2024	4,450,712
2025	3,657,598
2026	3,734,252
2027	3,860,963
2028 and thereafter	6,626,757
Total lease payments	24,494,452
Less: imputed interest	4,189,175
Total	20,305,277
Less: current portion	4,303,890
Non-current portion	$16,001,387

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

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

The movement of Note during the six months ended June 30, 2023 are as follows:
Liability component
As of December 31, 2022	$57,372,827
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	(45,583,220)
Fair value change recognized	114,546
As of June 30, 2023	11,904,153

The estimated fair value of the Note upon issuance date December 31, 2022 and as of June 30, 2023 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	June 30, 2023	December 31, 2022
Face value principal payable	11,904,179	57,488,000
Original conversion price	1.2375	1.2375
Interest Rate	8.00%	8.00%
Expected term (years)	0.05	0.55
Volatility	63.10%	75.13%
Market yield (range)	9.63%	18.02%
Risk free rate	1.12%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	July 19, 2023	July 19, 2023

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

The movement of warrants during the six months ended June 30, 2023 are as follows:
	Investor warrants component	Placement agent warrants component
As of December 31, 2022	$14,334,104	$3,456,404
Warrants issued during the year	-	-
Exercise of warrants	(1,940,570)	-
Fair value change recognized	(187,704)	(267)
As of June 30, 2023	12,205,830	3,456,137

The fair value for these two warrants were computed using the Binomial model with the following assumptions:
Fair Value Assumptions – Warrants	June 30, 2023	December 31, 2022
Expected term (years)	4.05	4.55
Volatility	76.02%	77.72%
Risk free rate	4.19%	4.13%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14- CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the six months ended June 30, 2023 and 2022.

	Six months ended		Six months ended
	June 30, 2023,		June 30, 2022,
Customer	Amount	% of Total	Amount	% of Total
A	$1,414,701	18%	$728,109	14%
B	285,603	*	684,643	14%
C	16,868	*	807,952	16%
D	-	-	539,786	11%
Total	$1,717,172	18%	$1,450,937	55%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023,		As of December 31, 2022,
Customer	Amount	% of Total	Amount	% of Total
C	$577,839	13%	$-	-
D	376,054	*	395,360	16%
E	612,525	13%	12,338	*
F	445,598	10%	410,321	16%
G	1,221,862	26%	1,197,023	47%
Total	$3,233,878	62%	$2,015,042	79%

*	Indicates below 10%.

(b)	Suppliers

For the six months ended June 30, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Six months ended June 30, 2023,		Six months ended June 30, 2022,
Supplier	Amount	% of Total	Amount	% of Total
A	$4,645,216	33%	$-	-
B	2,644,958	19%	-	-
C	1,734,260	12%	308,918	*
D	27,436	*	4,030,226	45%
Total	$9,051,870	64%	$4,030,226	45%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023,		As of December 31, 2022,
Supplier	Amount	% of Total	Amount	% of Total
E	$695,586	21%	$577,621	17%
D	417,448	12%	420,100	12%
Total	$1,113,034	33%	$997,721	29%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a breach of contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders signed on July 22, 2019 under its sales contract with Shengzhou Machinery signed on August 13, 2019 and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109. The parties entered into mediation and on July 27, 2023, the People’s Court issued a civil mediation letter stating that i) both Sevic and Shengzhou Machinery agreed to terminate (x) two purchase orders signed on July 22, 2019 and (y) the sales contract signed on August 13, 2019; ii) Shengzhou Machinery shall pay Sevic a sum of approximately $13,908 by August 7, 2023; iii) Sevic voluntarily waived all other claims; and iv) Sevic shall pay the case acceptance fee and the property preservation application fee totaling approximately $3,429. After the completion of the meditation, no other disputes were outstanding between the two parties.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou Machinery”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou Machinery is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou Machinery. As of the date of, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. As of the date of this report, the parties are awaiting further proceedings under the arbitration process.

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of the date of this report on Form 10-Q, there are three ongoing  civil litigation cases between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers:

(a) On February 6, 2023, Ronda commenced a lawsuit against Newlongma in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection and the Court dismissed that jurisdictional objection. As of the date of this report on Form 10-Q, the proceeding trial date has not been set.

(b) On March 30, 2023, Ronda filed a lawsuit against Newlongma in the Hangzhou Yuhang District People’s Court, pleading for compensation of damages for cost of auto parts for approximately $301,514. The case was docketed on July 19, 2023. and the trial date was set on August 15, 2023.

(c) On May 8, 2023, Newlongma filed a complaint against Ronda in the Longyan Yongding District People’s Court, pleading for (i) termination of the cooperation agreement between Ronda and Newlongma; (ii) retention of the advance payments by Ronda for total amount of approximately $543,977; and (iii) Ronda’s payment of outstanding bills for $604,396. Ronda filed a jurisdictional objection and the Court dismissed that jurisdictional objection. Ronda has since appealed that ruling. As of the date of this report on Form 10-Q, the proceeding trial date has not been set yet.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Mr. Yeung Heung Yeung	A principal shareholder of the Company
Shenzhen Yuanzheng Investment Development Co. Ltd (“Shenzhen Yuanzheng“)	Controlled by Mr. Yeung Heung Yeung
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Jiangsu Rongyuan	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Bendon Limited	Controlled by Mr. Justin Davis-Rice, a director of CEGL. As for the resignation of Mr. Justin Davis-Rice in the second half of 2022, it was not a related party as of June 30, 2023.
Shanghai Hengyu Enterprise Management Consulting Co., Ltd (“Shanghai Hengyu”)	Ultimately controlled by Mr. Peter Wang
Antric GmbH	Invested by the Company

Related party transactions

During the six months ended June 30, 2023 and 2022, the Company had the following material related party transactions.

	For the Six Months Ended June 30,
	2023	2022

Interest income from a related party
Zhejiang RAP	$6,524	$6,976
Bendon Limited	-	58,260

Purchase of raw materials from related parties
Hangzhou Hezhe	196,908	1,254,934

Service provided by a related party
Shanghai Hengyu	-	5,248
Zhejiang Zhongchai	-	4,322

Interest expense on loans provided by related parties
Mr. Yeung Heung Yeung	-	2,532
Others	-	1,116

Payment on the purchase of the raw materials
Hangzhou Hezhe	53,839	-

Repayment of interest-bearing Loan from related parties
Shenzhen Yuanzheng	-	410,777
Yeung Hueng Yeung	-	1,331,091

Amounts due from a related party

The following table presents amounts due from related parties as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Hangzhou Hezhe (1)	$212,320	$366,936
Total	$212,320	$366,936

(1)	The balance mainly represents the prepayment for raw material to the related party.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts due to related parties

The following table presents amounts due to related parties as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Zhejiang RAP	$16,483	$23,882
Jiangsu Rongyuan	22,061	23,194
Shanghai Hengyu	2,758	2,900
Antric GmbH	-	666,396
Total	$41,302	$716,372

NOTE 17 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements, and aside from the following there were no subsequent events with material financial impact on the condensed consolidated financial statements: On August 11, 2023 the Company entered into an amendment agreement to retroactively amend the maturity date of the outstanding principal in the amount of $9,953,281 pursuant to a convertible promissory note for an additional six months from July 19, 2023 to January 19, 2024, the terms and conditions of which are outlined in Note 13 of this quarterly report on Form 10-Q.

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

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generated revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to also include Cenntro Branded EV Centers globally.  Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™ and Neibor® 150 in Europe.

Net revenues ended June 30, 2023 and 2022 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260 and Logistar™ 100, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the six months ended June 30, 2023 and 2022.

	Six Months ended June 30,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	16.7%	8.7%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	4,237,520	3,204,689	7,708,064	5,035,322
Cost of goods sold	(3,090,275)	(3,036,237)	(6,366,075)	(4,503,840)
Gross profit/(loss)	1,147,245	168,452	1,341,989	531,482
Operating Expenses:
Selling and marketing expenses	(2,742,749)	(1,531,460)	(4,611,734)	(2,626,568)
General and administrative expenses	(9,285,213)	(12,014,453)	(16,643,477)	(20,226,284)
Research and development expenses	(2,143,070)	(1,389,153)	(3,712,989)	(1,814,512)
Total operating expenses	(14,171,032)	(14,935,066)	(24,968,200)	(24,667,364)

Loss from operations	(13,023,787)	(14,766,614)	(23,626,211)	(24,135,882)

Other Income (Expense):
Interest expense, net	1,262	222,672	(53,153)	286,873
(Loss) Income from equity method investments	(148,645)	4,941	(129,603)	10,878
Other (expense) income, net	(1,119,295)	784,220	(761,219)	734,981
Loss on redemption of convertible promissory notes	1,900		(101)	-
Loss on exercise of warrants	(14,745)		(227,615)	-
Change in fair value of convertible promissory notes and derivative liability	199,698		73,425	-
Change in fair value of equity securities	60,452		713,468	-
Impairment of Long-term investments	(8,538)		(1,154,666)	-
Loss before income taxes	(14,051,698)	(13,754,781)	(25,165,675)	(23,103,150)
Income tax expense	(25,468)	48,861	(25,468)	48,861
Net loss	(14,077,166)	(13,705,920)	(25,191,143)	(23,054,289)
Less: net loss attributable to non-controlling interests	(2,682)	(633,922)	(158,710)	(670,641)
Net loss attributable to shareholders of the Company	(14,074,484)	(13,071,998)	(25,032,433)	(22,383,648)

Comparison of the Three and Six months ended June 30, 2023 and 2022

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$4,385,086	103.5%	$3,134,559	97.8%	$7,226,049	93.7%	$4,852,930	96.4%
Spare-part sales	-253,334	-6.0%	-16,798	-0.5%	344,702	4.5%	84,626	1.7%
Other sales	105,768	2.5%	86,928	2.7%	137,313	1.8%	97,766	1.9%
Total net revenues	$4,237,520		$3,204,689	100.00%	$7,708,064	100.00%	$5,035,322	100.00%

Net revenues for the six months ended June 30, 2023 were approximately $7.7 million, an increase of approximately $2.7 million or 53.1% from approximately $5.0 million for the six months ended June 30, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $2.4 million due to the improvement of average selling price from approximately $14,400 to $19,797 and an increase in spare-part sales by approximately $0.3 million.

Net revenues for the three months ended June 30, 2023 were approximately $4.2 million, an increase of approximately $1.0 million or 32.2% from approximately $3.2 million for the three months ended June 30, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $1.3 million due to the improvement of average selling price from approximately $16,852 to $18,581, offset by a decrease in spare-part sales by approximately $0.2 million.

For the six months ended June 30, 2023, we sold 364 ECVs, including 156 fully assembled Metro® units, 102 fully assembled Logistar™ 200, 49 fully assembled Logistar™ 100, 2 fully assembled Teemak™, 47 fully assembled Logistar™ 260 and 8 Neibor® 150 units , compared with 337 ECVs for the six months ended June 30, 2022, including 155 fully assembled Metro® vehicle units, 48 vehicle kits, 132 fully assembled Logistar™ 200 units, one fully assembled Teemak™ unit and one fully assembled Neibor® 150 unit.

For the three months ended June 30, 2023, we sold 235 ECVs, including 139 fully assembled Metro® units, 54 fully assembled Logistar™ 200, 10 fully assembled Logistar™ 100, one fully assembled Teemak™, 23 fully assembled Logistar™ 260 and 8 Neibor® 150 units, compared with 186 ECVs for the three months ended June 30, 2022, including 115 fully assembled Metro® vehicle units, 70 fully assembled Logistar™ 200 units, one fully assembled Teemak™ unit.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the European Union during the six months ended June 30, 2023 and 2022. For the six months ended June 30, 2023, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 71.8%, 1.3%, and 27.0%, respectively, compared to 58.9%, 8.5%, and 32.7%, respectively for the corresponding period in 2022.
The vast majority of our net revenues were generated from vehicle sales in the European Union during the three months ended June 30, 2023 and 2022. For the three months ended June 30, 2023, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 58.3%, 1.5%, and 40.2%, respectively, compared to 73.2%, 0.3%, and 26.5%, respectively for the corresponding period in 2022.

For the six months ended June 30, 2023, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 74.8%, 0.8%, and 24.4%, respectively, compared to 59.1%, 8.8%, and 32.1%, respectively, for the corresponding period in 2022.

For the three months ended June 30, 2023, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 62.5%, 0.6%, and 36.9%, respectively, compared to 72.2%, 0.3%, and 27.5%, respectively, for the corresponding period in 2022.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(3,228,346)	104.5%	$(2,452,858)	80.8%	$(6,023,108)	94.6%	$(3,832,462)	85.1%
Spare-part sales	263,139	-8.5%	51,385	-1.7%	(201,085)	3.2%	(46,639)	1.0%
Other sales	(125,068)	4.0%	(36,297)	1.2%	(141,882)	2.2%	(26,272)	0.6%
Inventory write-down			(598,467)	19.7%	-	-	(598,467)	13.3%
Total cost of goods sold	$(3,090,275)	100.00%	(3,036,237)	100.00%	$(6,366,075)	100.00%	$(4,503,840)	100.00%

Cost of goods sold for the six months ended June 30, 2023 was approximately $6.4 million, an increase of approximately $1.9 million or approximately 41.3% from approximately $4.5 million for the six months ended June 30, 2022.  The increase of cost of vehicle sales was mainly caused by the increased per vehicle cost of newly introduced model of Logistar® 200 and Logistar® 260.  The increase cost per vehicle was also partly attributable to the additional ocean shipping between continents, as the Company shift from recognizing revenue with FOB terms to recording revenue on local direct pricing in the European and the US market which covered ocean shipping, offset by the decrease of inventory write down of approximately $0.6 million.

Cost of goods sold for the three months ended June 30, 2023 was approximately $3.1 million, a slight decrease of approximately $0.05 million or approximately 1.8% from approximately $3.0 million for the three months ended June 30, 2022.

Gross Profit/(Loss)

Gross Profit for the six months ended June 30, 2023 was approximately $1.3 million, an increase of approximately $0.8 million from approximately $0.5 million of gross profit for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, our overall gross margin was approximately 17.4% and 10.6%, respectively. Our gross margin of vehicle sales for the six months ended June 30, 2023 and 2022 was 16.7% and 8.7%, respectively. The increase of our overall gross profit was caused by less impairment of inventory recognized in the six months ended June 30, 2023 compared with the same period in 2022.  The increase of our gross profit for vehicle sales was mainly attributed to i) the realized gross margin of Teemak™ and our newly introduced Logsitar®260 was approximately 25% and 12%, respectively. Both of the models only began sales in 2023; ii) there was no inventory write-down to Metro® for the six months ended June 30, 2023 compared to an inventory write-down to Metro® of approximately $0.6 million in the same period of 2022.

Gross Profit for the three months ended June 30, 2023 was approximately $1.1 million, an increase of approximately $1.0 million from approximately $0.2 million of gross profit for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, our overall gross margin was approximately 27.1% and 5.3%, respectively. Our gross margin of vehicle sales for the three months ended June 30, 2023 and 2022 was 26.4% and 2.7%, respectively. The increase of our overall gross profit was caused by less impairment of inventory recognized in the three months ended June 30, 2023 compared with the same period in 2022.  The increase of our gross profit for vehicle sales was mainly attributed to i) the realized gross margin of Metro® was approximately 17.8% for the three months ended June 30, 2023 compared to -12.8% in the same period of 2022 including an inventory write-down of approximately $0.6 million for the period, and ii) the realized gross margin of the newly introduced Logsitar®260 for the three months ended June 30, 2023 was approximately 37.1%. Logsitar®260 only began sales in 2023.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2023 were approximately $4.6 million, an increase of approximately $2.0 million or approximately 75.6% from approximately $2.6 million for the six months ended June 30, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in salary expenses, share-based compensations and legal and professional fee of approximately $1.5 million, $0.2 million and $0.2 million, respectively.

Selling and marketing expenses for the three months ended June 30, 2023 were approximately $2.7 million, an increase of approximately $1.2 million or approximately 79.1% from approximately $1.5 million for the three months ended June 30, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in salary expenses and legal and professional fee of approximately $1.0 million and $0.2 million, respectively

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were approximately $16.6 million, a decrease of approximately $3.6 million or approximately 17.7% from approximately $20.2 million for the six months ended June 30, 2022. The decrease in general and administrative expenses in 2023 was primarily attributed to a decrease in in salary and social insurance of approximately $5.2 million, offset by the increase in share-based compensation, ROU amortization and office expenses of approximately $0.8 million, $0.7 million and $1.9 million, respectively.

General and administrative expenses for the three months ended June 30, 2023 were approximately $9.3 million, a decrease of approximately $2.7 million or approximately 22.7% from approximately $12.0 million for the three months ended June 30, 2022. The decrease in general and administrative expenses in 2023 was primarily attributed to a decrease in salary and social insurance and legal and professional of approximately $4.8 million and $1.1 million, respectively, offset by i) the increase in freight, ROU interest expense, rental expense, depreciation, ROU amortization and office expenses of approximately $0.4 million, $0.3 million, $0.2 million, $0.2 million, $0.4 million and $1.1 million, respectively, and ii) the increase in others of approximately $0.4 million mainly including compensation insurance and tax expense on deposit interest income.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were approximately $3.7 million, an increase of approximately $1.9 million or approximately 104.6% from approximately $1.8 million for the six months ended June 30, 2022. The increase in research and development expenses in 2023 was primarily attributed to the increase in design and development expenditures and salary expense of approximately $1.2 million and $0.8 million, respectively.

Research and development expenses for the three months ended June 30, 2023 were approximately $2.1 million, an increase of approximately $0.8 million or approximately 54.3% from approximately $1.4 million for the three months ended June 30, 2022. The increase in research and development expenses in 2023 was primarily attributed to i) the increase in design and development expenditures and salary expense of approximately $0.8 million and $0.2 million, respectively, offset by the decrease in legal and professional fee of approximately $0.2 million.

Interest income (expense), net

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.05 million for the six months ended June 30, 2023, an increase of approximately $0.3 million or approximately 118.5% compared to the approximately $0.3 million in interest income for the six months ended June 30, 2022. The increase was primarily attributable to (i) an increase in interest expense to convertible bonds of approximately $0.7 million (ii) offset by the increase in interest income of approximately $0.3 million from bank deposit and $0.09 million from HWE. Loans from related parties and third parties were fully settled as of April 13, 2023.

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately one thousand U.S dollar for the three months ended June 30, 2023, an increase of approximately $0.2 million or approximately 99.4% compared to the approximately $0.2 million in interest income for the three months ended June 30, 2022. The increase was primarily attributable to (i) an increase in interest expense to convertible bonds of approximately $0.3 million, offset by the increase in interest income of approximately $0.1 million.

Other income (expense), net

Other expense, net for the six months ended June 30, 2023 was approximately $0.8 million, representing a change of approximately $1.5 million compared to approximately $0.7 million of other income, net for the six months ended June 30, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to (i) an increase of approximately $0.3 million in interest income from commercial bank's financing products during the first half year in 2023, offset by an increase of approximately $1.9 million in loss on foreign currency exchange.

Other expense, net for the three months ended June 30, 2023 was approximately $1.1 million, representing a change of approximately $1.9 million compared to approximately $0.8 million of other income, net for the three months ended June 30, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to (i) an increase of approximately $0.2 million in interest income from commercial bank's financing products during the first half year in 2023, offset by an increase of approximately $2.0 million in loss on foreign currency exchange.

Change in fair value of convertible promissory notes and derivative liability

A gain in the change in fair value of convertible promissory notes and derivative liability for the six and three months ended June 30, 2023 was approximately $0.07 million and $0.2 million, respectively. The implied price volatility of the convertible promissory notes and derivative liability were relatively stable during the 6 months ended 2023.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the six months ended June 30, 2023 was approximately $0.7 million. The gain was attributed to an upward adjustment of approximately $0.2 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million and an upward adjustment of approximately $0.5 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

A gain in the change in fair value of equity securities for the three months ended June 30, 2023 was approximately $0.06 million. The gain was attributed to a downward adjustment of approximately $0.2 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, offset by an upward adjustment of approximately $0.3 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(14,077,166)	$(13,705,920)	$(25,191,143)	$(23,054,289)
Interest expense, net	(1,262)	(222,672)	53,153	(286,873)
Income tax expense	25,468	(48,861)	25,468	(48,861)
Depreciation and amortization	455,779	344,507	786,411	484,937
Share-based compensation expense	1,256,484	1,110,440	2,410,291	1,309,856
Loss on redemption of convertible promissory notes	(1,900)		101	-
Loss on exercise of warrants	14,745		227,615
Change in fair value of convertible promissory notes and derivative liability	(199,697)		(73,425)	-
Expenses related to TME Acquisition		348,987		348,987
Expenses related to one-off payment inherited from the original Naked Brand Group				8,299,178
Adjusted EBITDA	(12,527,549)	(12,173,520)	$(21,761,529)	$(12,947,065)

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

As of June 30, 2023, we had approximately $60.4 million in cash and cash equivalents, approximately $2.6 million of accounts receivables, and approximately $41.8 million of inventory, and approximately $30.5 million in investment in equity securities as compared to approximately $183.0 million in cash and cash equivalents, $2.5 million in accounts receivable, and $20.9 million in inventory as of June 30, 2022. For the six months ended June 30, 2023 and 2022, net cash used in operating activities was approximately $35.5 million and $29.1 million, respectively.

Short-Term Liquidity Requirements

We are looking at measures to generate operating efficiency as well as increasing the inventory turns in containing the growth of working capital for reducing negative net cash used in operating activities.  With the cash improvement initiatives, we believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of this 10Q. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models in North America and Europe, as applicable, (ii) the establishment of local assembly facilities in the United States and the European Union and (iii) additional plants and equipment for the expansion of our Changxing factory1. Actual results could vary materially as a result of a number of factors, including:

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

1 NTD: Company to provide any additional business plans requiring material capital over the next twelve months.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through June 30, 2023, we have spent over approximately $85.2 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of June 30, 2023, our working capital was approximately $97.0 million, as compared to a working capital of approximately $206.8 million as of June 30, 2022. The approximately $109.6 million decrease in working capital during 2023 was primarily due to the decrease of cash and cash equivalents and prepayment and other current assets of approximately $122.6 million and $3.2 million, respectively, offset by the increase in inventories and convertible bonds of approximately $20.9 million and $11.9 million, respectively.

Cash Flow

	Six Months Ended June 30,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(35,499,138)	$(29,071,262)
Net cash (used in) provided by investing activities	(9,988,522)	(17,112,002)
Net cash provided by financing activities	(45,583,321)	(30,960,641)
Effect of exchange rate changes on cash	(2,543,188)	(981,467)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(93,614,168)	(78,125,372)
Cash and cash equivalents, and restricted cash at beginning of the year	154,096,801	261,664,962
Cash and cash equivalents, and restricted cash at end of the period	$60,482,633	$183,539,590

Operating Activities

Our net cash used in operating activities was approximately $35.6 million, $29.1 million for the six months ended June 30, 2023 and 2022, respectively.

Net cash used in operating activities for the six months ended June 30, 2023 was primarily attributable to (i) our net loss of approximately $25.2 million and adjusted for non-cash items of approximately $7.3 million, which primarily consisted of impairment of long-term investments, share based compensation expense, depreciation and amortization and amortization of operating lease right-of-use asset of approximately $1.2 million, $2.4 million, $0.8 million and $1.8 million, respectively, (ii) the increase in inventories, accounts receivable, prepayment and other current assets and operating lease liabilities and of approximately $10.4 million, $2.1 million, $3.9 million and $1.8 million, respectively, (iii) increase in deferred revenue of approximately $1.5 million.

Investing Activities

Net cash used in investing activities was approximately $10.0 million for the six months ended June 30, 2023. Net cash used in investing activities for the six months ended June 30, 2023 was primarily attributable to cash paid purchase for land use rights and property of approximately $2.2 million, additions in long-term investments as a minority interest of approximately $0.7 million, approximately $5.1 million in purchase of plant and equipment and approximately $1.9 million net cash paid in acquisition of 35% of CAE's share and including related expenses.

Financing Activities

Net cash provided by financing activities was approximately $45.6 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to approximately $45.6 million paid due to redemption of convertible bonds.

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

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,700 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. The lease period for each lease agreement began in June 2021 and ends in May 2025. Pursuant to each agreement, we paid the first six months of our rent obligations in June 2021 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $171,397 for the term ending May 2022 and $173,987 for the term ending May 2023.

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is €354,787 (or approximately $383,512) for the lease term.

On January 20, 2022, we entered into an operating lease agreement (the “Jacksonville Lease”), between CAC, as tenant, the Company, as guarantor, and JAX Industrial One, LTD., a Florida limited liability company, as landlord, for a facility of approximately 100,000 square feet in Jacksonville, Florida. The lease period commenced on May, 2022 and ends 120 months following a five-month rent abatement period. Pursuant to the Jacksonville Lease, minimum annual rent is approximately $695,000, $722,800, and $751,710, for the first three years, sequentially, and rising thereafter.

On July 28, 2022, we signed a non-cancellable operating lease agreement for approximately 12,000 square feet as an EV center in Jacksonville, Florida. The lease period began on September 1, 2022 and ends on August 31, 2029, the first annual base rent is $150,000 and the annual increase is 4%.

On August 4, 2022, we signed a non-cancellable operating lease agreement in Mexico as a facility. For the first 12 months, the rentable area is 58,413 square feet. Starting on the month 13 to month 18, the rentable area is 85,554 square feet, and as of month 19 of the Rent Commencement Date and for the remainder of the initial term, the rentable area is 112,694 square feet. The lease period commenced on January, 2023 and ends 8.5 years. The monthly rent is $29,225.38 and the annual increase is the higher of a) the consumer price index, or b) 2.5%.

On December 15, 2022, we signed a non-cancellable operating lease agreement for approximately 41,160 square feet as a facility in Howell, New Jersey. The lease period began on February 1, 2023 and ends five years, the first annual base rent is $493,920 and the annual increase is 3%

On December 29, 2022, we signed a non-cancellable operating lease agreement with BAL Freeway Associates, LLC for approximately 64,000 square feet as a facility. The lease period commenced on April 1, 2023 and ends five years following a one-month rent abatement period. The base rent for the first year is $115,200 per month. The monthly rent for the following four years is $119,808, $124,600.32, $129,584.33 and $134,767.71, respectively.

On November 28, 2022, we signed a non-cancellable operating lease agreement for approximately 6,510 square feet as an EV center in Dominica Republic. The lease period commenced on December 1, 2022 and ends five years. The rent is $9,000 per month and the annual increase is 5%.

On December 8, 2022, we signed a non-cancellable operating lease agreement for approximately 10,656 square feet as a headquarters and service center in Dominica Republic. The lease period commenced on February 15, 2023 and ends five years. The rent is $9,000 per month and the annual increase is 5%.

 On March 22, 2023, we signed a non-cancellable operating lease agreement for approximately 26,579 square feet as a local plant in Colombia, the lease period began on May 1, 2023 and the lease term is two years. The rent is COP 46,796,001.49 (or approximately $10,344.77) per month and the value of the lease fee shall be readjusted in a proportion equal to the consumer price index (CPl) certified by DANE as of December 31 of the immediately preceding year, plus two (2) points.

On May 19, 2023, we completed the acquisition with Cenntro Elecautomotiv, S.L., our EVC in Spain. On April 3, 2023, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 1,765 square feet as a local office in Barcelona, Spain, the lease period began on April 3, 2023 and the lease term is five years. The monthly rent is €1,776 (or approximately $1,919.9) plus value-added tax with a two-month rent abatement period. In addition, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 3,471 square feet as a service center in Barcelona, Spain on August 9, 2022, the lease period began on August 1, 2022 and the lease term is ten years. The annual rent is €36,000 (or approximately $38,916) and shall be readjusted depending on the changes of the consumer price index (CPl) determined by the National Bureau of Statistics and its substitute institutions. Legal defense is €6,000 (or approximately $6,486).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the six months ended June 30, 2023, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for the full year or any future periods.

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

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Vehicles sales	$7,226,049	$4,852,930
Spare-parts sales	344,702	84,626
Other service income	137,313	97,766
Net revenues	$7,708,064	$5,035,322

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2023	2022
Primary geographical markets
Europe	$5,531,486	$2,963,630
Asia	2,079,876	1,644,209
America	96,702	427,483
Total	$7,708,064	$5,035,322

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2023 and 2022, the Company recognized $479,499 and $1,038,005 revenue that was included in contractual liabilities as of December 31, 2022 and 2021, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	June 30, 2023	December 31, 2022
Accounts receivable, net	$2,646,333	$565,398
Contractual liabilities	$3,314,661	$2,388,480

Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (z) Recent Accounting Standards” of the Company 2022 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s consolidated results of operations or financial position.

The following table reconciles the Company‘s balance sheet under U.S. GAAP with its balance sheet under IFRS as of 30 June 2023 and audited balance sheet as of 31 December 2022, respectively:

	For the Periods Ended
	Unaudited 30 June 2023				31 December 2022
Balance Sheet:	U.S. GAAP	IFRS Difference		IFRS	U.S. GAAP	IFRS Difference		IFRS
Current assets
Cash and cash equivalents	60,390,172	-		60,390,172	153,966,777	-		153,966,777
Restricted cash	92,461	-		92,461	130,024	-		130,024
Accounts receivable, net	2,646,333	-		2,646,333	565,398	-		565,398
Inventories	41,798,511	-		41,798,511	31,843,371	-		31,843,371
Prepayment and other current assets	18,339,914	-		18,339,914	16,138,330	-		16,138,330
Deferred cost-current	10,273	-		10,273	-	-		-
Amount due from a related party	212,320	-		212,320	366,936	-		366,936
Total current assets	123,489,984	-		123,489,984	203,010,836	-		203,010,836

Non-current assets
Long-term investment, net	4,959,769	-		4,959,769	5,325,741	-		5,325,741
Investment in equity securities	30,472,663	-		30,472,663	29,759,195	-		29,759,195
Property, plant and equipment, net	18,508,847	-		18,508,847	14,962,591	-		14,962,591
Intangible assets, net	6,439,333	-		6,439,333	4,563,792	-		4,563,792
Right-of-use assets	19,734,961	-		19,734,961	8,187,149	-		8,187,149
Deferred cost - non-current	207,974	-		207,974	-	-		-
Other non-current assets, net	2,232,206	-		2,232,206	2,039,012	-		2,039,012
Total non-current assets	82,555,753	-		82,555,753	64,837,480	-		64,837,480
Total assets	206,045,737	-		206,045,737	267,848,316	-		267,848,316

Current liabilities
Accounts payable	3,364,228	-		3,364,228	3,383,021	-		3,383,021
Accrued expense and other current liabilities	3,543,840	-		3,543,840	5,048,641	-		5,048,641
Contractual liabilities	3,314,661	-		3,314,661	2,388,480	-		2,388,480
Operating lease liabilities, current	4,303,890	-		4,303,890	1,313,334	-		1,313,334
Convertible promissory notes	11,904,153	-		11,904,153	57,372,827	-		57,372,827
Deferred government grant, current	53,046	-		53,046	26,533	-		26,533
Amount due to related parties	41,302	-		41,302	716,372	-		716,372
Total current liabilities	26,525,120	-		26,525,120	70,249,208	-		70,249,208

Non-current liabilities
Deferred government grant, non-current	968,079	-		968,079	497,484	-		497,484
Derivative liability - investor warrant	12,205,830	-		12,205,830	14,334,104	-		14,334,104
Derivative liability - placement agent warrant	3,456,137	-		3,456,137	3,456,404	-		3,456,404
Operating lease liabilities, non-current	16,001,387	-		16,001,387	7,421,582	-		7,421,582
Total non-current liabilities	32,631,433	-		32,631,433	25,709,574	-		25,709,574
Total liabilities	59,156,553	-		59,156,553	95,958,782	-		95,958,782

Equity
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	-	-		-	-	-		-
Additional paid-in capital	399,517,411	182,274,066	(1)	581,791,477	397,497,817	182,125,475	(1)	579,623,292
Accumulated other comprehensive loss	(7,770,097)	7,770,097		-	(5,306,972)	5,306,972		-
Reserves	-	19,385,768	(2)	19,385,768	-	21,997,484	(2)	21,997,484
Accumulated deficit	(244,856,609)	(209,429,931)		(454,286,540)	(219,824,176)	(209,429,931)		(429,254,107)
Total Stockholders' Equity	146,890,705	-		146,890,705	172,366,669	-		172,366,669

Non-controlling interests	(1,521)	-		(1,521)	(477,135)	-		(477,135)

Total Equity	146,889,184	-		146,889,184	171,889,534	-		171,889,534
Total Liabilities and Equity	206,045,737	-		206,045,737	267,848,316	-		267,848,316

(1)
Includes (i) $(29,714,747) (2022: $(27,304,456)) in share-based compensation payments. (ii) $2,558,882 recognized in 2023 from the acquisition of 35% of CAE’s equity interest, and (iii) additional equity of $209,429,931 recognized in 2021 from the difference between the deemed transaction price and net assets acquired related to the Combination under IFRS.

(2)
Includes (i) a reclassification of Accumulated other comprehensive loss under U.S. GAAP of $(7,770,097) (2022: $(5,306,972)), (ii) a reclassification of Additional paid-in capital under U.S. GAAP of $29,714,747 (2022: $27,304,456) in share-based compensation payments to Reserves under IFRS, and (iii) a reclassification of Additional paid-in capital under U.S. GAAP of $(2,558,882) recognized in 2023 from the acquisition of 35% of CAE’s equity interest to Reserve under IFRS.

The following table reconciles the Company’s statement of operations under U.S. GAAP for the three months ended 30 June 2023 and 2022 with its statement of operations under IFRS for the three months ended 30 June 2023 and 2022, respectively:

	For the Three Months Ended
	Unaudited 30 June 2023			Unaudited 30 June 2022
	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	4,237,520	-	4,237,520	3,204,689	-	3,204,689
Cost of goods sold	(3,090,275)	-	(3,090,275)	(3,036,237)	-	(3,036,237)
Gross profit	1,147,245	-	1,147,245	168,452	-	168,452

Selling and marketing expenses	(2,742,749)	-	(2,742,749)	(1,531,460)	-	(1,531,460)
General and administrative expenses	(9,285,213)	-	(9,285,213)	(12,014,453)	-	(12,014,453)
Research and development expenses	(2,143,070)	-	(2,143,070)	(1,389,153)	-	(1,389,153)
Total operating expenses	(14,171,032)	-	(14,171,032)	(14,935,066)	-	(14,935,066)

Loss from operations	(13,023,787)	-	(13,023,787)	(14,766,614)	-	(14,766,614)

Interest income (expense), net	1,262	-	1,262	222,672	-	222,672
(Loss) income from long-term investment	(148,645)	-	(148,645)	4,941	-	4,941
Impairment of long-term investment	(8,538)		(8,538)	-	-	-
Gain (loss) on redemption of convertible promissory notes	1,900	-	1,900	-	-	-
Loss on exercise of warrants	(14,745)	-	(14,745)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	199,698	-	199,698	-	-	-
Change in fair value of equity securities	60,452		60,452	-	-	-
Other (expense) income, net	(1,119,295)	-	(1,119,295)	784,220	-	784,220
Loss before income taxes	(14,051,698)	-	(14,051,698)	(13,754,781)	-	(13,754,781)
Income tax expense	(25,468)	-	(25,468)	48,861	-	48,861
Net loss	(14,077,166)	-	(14,077,166)	(13,705,920)	-	(13,705,920)
Less: net loss attributable to non-controlling interests	(2,682)	-	(2,682)	(633,922)	-	(633,922)
Net loss attributable to the Company’s shareholders	(14,074,484)	-	(14,074,484)	(13,071,998)	-	(13,071,998)
					-
Other comprehensive loss					-
Foreign currency translation adjustment	(2,824,971)	-	(2,824,971)	(4,078,240)	-	(4,078,240)
Total comprehensive loss	(16,902,137)	-	(16,902,137)	(17,784,160)	-	(17,784,160)
Less: total comprehensive loss attributable to non-controlling interests	(2,683)	-	(2,683)	(483,216)	-	(483,216)
Total comprehensive loss attributable to the Company’s shareholders	(16,899,454)	-	(16,899,454)	(17,300,944)	-	(17,300,944)

The following table reconciles the Company’s statement of operations under U.S. GAAP for the six months ended 30 June 2023 and 2022 with its statement of operations under IFRS for the six months ended 30 June 2023 and 2022, respectively:

	For the Six Months Ended
	Unaudited 30 June 2023			Unaudited 30 June 2022
	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	7,708,064	-	7,708,064	5,035,322	-	5,035,322
Cost of goods sold	(6,366,075)	-	(6,366,075)	(4,503,840)	-	(4,503,840)
Gross (Loss) Profit	1,341,989	-	1,341,989	531,482	-	531,482

Selling and marketing expenses	(4,611,734)	-	(4,611,734)	(2,626,568)	-	(2,626,568)
General and administrative expenses	(16,643,477)	-	(16,643,477)	(20,226,284)	-	(20,226,284)
Research and development expenses	(3,712,989)	-	(3,712,989)	(1,814,512)	-	(1,814,512)
Total operating expenses	(24,968,200)	-	(24,968,200)	(24,667,364)	-	(24,667,364)

Loss from operations	(23,626,211)	-	(23,626,211)	(24,135,882)	-	(24,135,882)

Interest (expense) income, net	(53,153)	-	(53,153)	286,873	-	286,873
(Loss) income from long-term investment	(129,603)	-	(129,603)	10,878	-	10,878
Impairment of long-term investment	(1,154,666)		(1,154,666)	-	-	-
Loss on redemption of convertible promissory notes	(101)	-	(101)	-	-	-
Loss on exercise of warrants	(227,615)		(227,615)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	73,425	-	73,425	-	-	-
Change in fair value of equity securities	713,468		713,468	-	-	-
Other (expense) income, net	(761,219)	-	(761,219)	734,981	-	734,981
Loss before income taxes	(25,165,675)	-	(25,165,675)	(23,103,150)	-	(23,103,150)
Income tax expense	(25,468)	-	(25,468)	48,861	-	48,861
Net loss	(25,191,143)	-	(25,191,143)	(23,054,289)	-	(23,054,289)
Less: net loss attributable to non-controlling interests	(158,710)	-	(158,710)	(670,641)	-	(670,641)
Net loss attributable to the Company’s shareholders	(25,032,433)	-	(25,032,433)	(22,383,648)	-	(22,383,648)
					-
Other comprehensive loss					-
Foreign currency translation adjustment	(2,487,693)	-	(2,487,693)	(3,825,086)	-	(3,825,086)
Total comprehensive loss	(27,678,836)	-	(27,678,836)	(26,879,375)	-	(26,879,375)
Less: total comprehensive loss attributable to non-controlling interests	(183,278)	-	(183,278)	(540,805)	-	(540,805)
Total comprehensive loss attributable to the Company’s shareholders	(27,495,558)	-	(27,495,558)	(26,338,570)	-	(26,338,570)

As set forth above, the material differences between the U.S. GAAP and IFRS presentation with respect to the Group’s combined balance sheet as of 30 June 2023 and combined balance sheet as of 31 December 2022 are as follows:

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

As set forth above, there is no difference between the U.S. GAAP and IFRS presentation as it relates to our combined statement of operations and comprehensive loss for the six months ended 30 June 2023.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of June 30, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K/A for additional information.

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

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Shengzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders signed on July 22, 2019 under its sales contract with Shengzhou Machinery signed on August 13, 2019 and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109.  The parties entered into mediation and on July 27, 2023, the People’s Court issued a civil mediation letter stating that i) both Sevic and Shengzhou Machinery agreed to terminate (x) two purchase orders signed on July 22, 2019 and (y) the sales contract signed on August 13, 2019; ii) Shengzhou Machinery shall pay Sevic a sum of approximately $13,908 by August 7, 2023; iii) Sevic voluntarily waived all other claims; and iv) Sevic shall pay the case acceptance fee and the property preservation application fee totaling approximately $3,429. After the completion of the meditation, no other disputes were outstanding between the two parties.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou Machinery”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc., a non-affiliated entity, with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou Machinery is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou Machinery. On February 16, 2023, AAA appointed an arbitrator and on April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. As of the date of this report, the parties are awaiting further proceedings under the arbitration process.

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

As of the date of this report on Form 10-Q, there are three ongoing  civil litigation cases between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers:

1)
On February 6, 2023, Ronda commenced a lawsuit against Newlongma in the Hangzhou Yuhang District People's Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection and the Court dismissed that jurisdictional objection. As of the date of this report on Form 10-Q, the proceeding trial date has not been set.

2)
On March 30, 2023, Ronda filed a lawsuit against Newlongma in the Hangzhou Yuhang District People's Court, pleading for compensation of damages for cost of auto parts for approximately $301,514. The case was docketed on July 19, 2023. and the trial date was set on August 15, 2023.

3)
On May 8, 2023, Newlongma filed a complaint against Ronda in the Longyan Yongding District People's Court, pleading for (i) termination of the cooperation agreement between Ronda and Newlongma; (ii) retention of the advance payments by Ronda for total amount of approximately $543,977; and (iii) Ronda’s payment of outstanding bills for $604,396. Ronda filed a jurisdictional objection and the Court dismissed that jurisdictional objection. Ronda has since appealed that ruling. As of the date of this report on Form 10-Q, the proceeding trial date has not been set yet.

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

Dated: August 14, 2023.

CENNTRO ELECTRIC GROUP LIMITED

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edmond Cheng
Edmond Cheng
Chief Financial Officer
(Principal Accounting Officer)