Form 10-Q
period 2023-09-30
CENNTRO ELECTRIC GROUP Ltd
filed 2023-11-14
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023
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

Registrant’s telephone number, including area code (732) 820-6757

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

The registrant had 304,449,091 ordinary shares outstanding as of November 13, 2023.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Note	2023	2022	2023	2022

Net revenues	2(c)	$5,762,831	$2,096,590	$13,470,895	$7,131,912
Cost of goods sold		(5,045,364)	(2,730,920)	(11,411,439)	(7,234,760)
Gross profit		717,467	(634,330)	2,059,456	(102,848)

OPERATING EXPENSES:
Selling and marketing expenses		(2,626,829)	(1,633,340)	(7,238,563)	(4,259,908)
General and administrative expenses		(9,071,910)	(6,220,227)	(25,715,387)	(26,446,511)
Research and development expenses		(1,634,796)	(1,796,268)	(5,347,785)	(3,610,780)
Total operating expenses		(13,333,535)	(9,649,835)	(38,301,735)	(34,317,199)

Loss from operations		(12,616,068)	(10,284,165)	(36,242,279)	(34,420,047)

OTHER EXPENSE:
Interest (expense) income, net		(84,573)	(110,659)	(137,726)	176,214
(Loss) Income from long-term investment		(107,069)	36,441	(236,672)	47,319
Loss from acquisition of Antric Gmbh		(1,316,772)	-	(1,316,772)	-
Impairment of long-term investment	7(1)	(2,668)	-	(1,157,334)	-
Gain on redemption of convertible promissory notes		966	-	865	-
Loss on exercise of warrants		(1,134)	-	(228,749)	-
Change in fair value of convertible promissory notes and derivative liability		15,143	4,280,538	88,568	4,280,538
Convertible bond issuance cost		-	(5,589,336)	-	(5,589,336)
Change in fair value of equity securities	8	(1,879,593)	19,052	(1,166,125)	19,052
Other expense, net		(111,815)	(3,483,975)	(873,034)	(2,748,994)
Loss before income taxes		(16,103,583)	(15,132,104)	(41,269,258)	(38,235,254)
Income tax benefit (expense)	11	384	43,366	(25,084)	92,228
Net loss		(16,103,199)	(15,088,738)	(41,294,342)	(38,143,026)
Less: net loss attributable to non-controlling interests		(534)	(668,512)	(159,244)	(1,339,153)
Net loss attributable to the Company’s shareholders		$(16,102,665)	$(14,420,226)	$(41,135,098)	$(36,803,873)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(931,345)	(3,686,137)	(3,419,038)	(7,511,222)
Total comprehensive loss		(17,034,544)	(18,774,875)	(44,713,380)	(45,654,248)

Less: total comprehensive loss attributable to non-controlling interests		(534)	(454,156)	(183,812)	(994,960)
Total comprehensive loss to the Company’s shareholders		$(17,034,010)	$(18,320,719)	$(44,529,568)	$(44,659,288)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	Note	September 30, 2023	December 31, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$44,645,341	$153,966,777
Restricted cash		198,041	130,024
Accounts receivable, net	4	4,645,738	565,398
Inventories	5	43,081,772	31,843,371
Prepayment and other current assets	6	17,360,617	16,138,330
Deferred cost -current		14,281	-
Amounts due from a related party	16	210,335	366,936
Total current assets		110,156,125	203,010,836

Non-current assets:
long-term investment, net	7	3,557,697	5,325,741
Investment in equity securities	8	28,593,070	29,759,195
Property, plant and equipment, net	9	20,132,381	14,962,591
Intangible assets, net	10	6,384,532	4,563,792
Right-of-use assets	12	20,679,376	8,187,149
Deferred cost - non-current		206,700	-
Other non-current assets, net		2,152,968	2,039,012
Total non-current assets		81,706,724	64,837,480

Total Assets		$191,862,849	$267,848,316

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$4,842,645	$3,383,021
Accrued expenses and other current liabilities		3,663,756	5,048,641
Contractual liabilities		3,084,737	2,388,480
Operating lease liabilities, current	12	4,548,226	1,313,334
Convertible promissory notes	13	9,953,562	57,372,827
Deferred government grant, current		52,721	26,533
Amounts due to related parties	16	37,951	716,372
Total current liabilities		26,183,598	70,249,208

Non-current liabilities:
Deferred government grant, non-current		948,971	497,484
Derivative liability - investor warrant	13	12,191,457	14,334,104
Derivative liability - placement agent warrant	13	3,455,328	3,456,404
Operating lease liabilities, non-current	12	17,074,145	7,421,582
Total non-current liabilities		33,669,901	25,709,574

Total Liabilities		$59,853,499	$95,958,782

Commitments and contingencies	15

EQUITY
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)		-	-
Additional paid in capital		401,672,121	397,497,817
Accumulated deficit		(260,959,274)	(219,824,176)
Accumulated other comprehensive loss		(8,701,442)	(5,306,972)
Total equity attributable to shareholders		132,011,405	172,366,669
Non-controlling interests		(2,055)	(477,135)
Total Equity		$132,009,350	$171,889,534
Total Liabilities and Equity		$191,862,849	$267,848,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(45,588,906)	$(47,671,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	(680,932)	(3,616,188)
Purchase of equity securities	-	(5,000,000)
Purchase of plant and equipment	(7,329,509)	(1,479,712)
Purchase of land use right and property	(2,183,430)	(16,764,322)
Purchase of other intangible assets	(7,502)	-
Acquisition of CAE’s equity interests	(1,924,557)	(3,612,717)
Cash acquired from acquisition of CAE	-	1,118,700
Acquisition of Antric Gmbh’s equity interests	(1)	-
Cash acquired from acquisition of Antric Gmbh	1,376	-
Payment of expense for Acquisition of CAE’s equity interests	-	(348,987)
Proceeds from disposal of property, plant and equipment	842	314
Loans provided to third parties	(790,000)	(1,276,617)
Repayment of loans from related parties	-	281,436
Net cash used in investing activities	(12,913,713)	(30,698,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to related parties	-	(1,734,016)
Repayment of loans to third parties	-	(1,128,070)
Repayment of bank loans	(602,477)	-
Purchase of CAE’s loan	-	(13,228,101)
Reduction of capital	-	(13,930,000)
Proceed from issuance of convertible promissory notes	-	54,069,000
Redemption of convertible promissory notes	(47,534,119)	-
Proceed from exercise of share-based awards	-	14,386
Payment of expense for the reverse recapitalization	-	(904,843)
Net cash (used in) provided by financing activities	(48,136,596)	23,158,356

Effect of exchange rate changes on cash	(2,614,204)	(5,456,870)

Net decrease in cash, cash equivalents and restricted cash	(109,253,419)	(60,668,472)
Cash, cash equivalents and restricted cash at beginning of period	154,096,801	261,664,962
Cash, cash equivalents and restricted cash at end of period	$44,843,382	$200,996,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,200,673	$371,999
Income tax paid	$4,829	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convention from debt to equity interest of HW Electro Co., Ltd.	$1,000,000	$-
Cashless exercise of warrants	$2,168,185	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO ELECTRIC GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2021	261,256,254	$-	$374,901,939	$(109,735,935)	$(1,392,699)	$263,773,305	$-	$263,773,305
Share-based compensation	-	-	2,624,302	-	-	2,624,302	-	2,624,302
Net loss	-	-	-	(36,803,873)	-	(36,803,873)	(1,339,153)	(38,143,026)
Acquisition of 65% of CAE’s equity interests	-	-	-	-	-	-	1,555,320	1,555,320
Exercise of share-based award	51,468	-	14,385	-	-	14,385	-	14,385
Foreign currency translation adjustment	-	-	-	-	(7,855,415)	(7,855,415)	344,193	(7,511,222)
Balance as of September 30, 2022	261,307,722	$-	$377,540,626	$(146,539,808)	$(9,248,114)	$221,752,704	$560,360	$222,313,062

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2022	300,841,995	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	4,565,001	-	-	4,565,001	-	4,565,001
Net loss	-	-	-	(41,135,098)	-	(41,135,098)	(159,244)	(41,294,342)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	3,607,096	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	(3,394,470)	(3,394,470)	(24,568)	(3,419,038)
Balance as of September 30, 2023	304,449,091	$-	$401,672,121	$(260,959,274)	$(8,701,442)	$132,011,405	$(2,055)	$132,009,350

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

CAC, CEG and CAG HK and its consolidated subsidiaries are collectively known as “Cenntro”. CEGL and Cenntro are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

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

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
As of September 30, 2023, CEGL’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by CEGL
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by CEGL
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by CEGL
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by CEGL
Avantier Motors Corporation	November 27, 2017	Delaware, U.S.	100% owned by CEGL
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by CEGL
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by CEGL
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by CEGL
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by CEGL
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by CEGL
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by CEGL
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by CEGL
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by CEGL
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by CEGL
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by CEGL
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by CEGL
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by CEGL
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by CEGL
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by CEGL
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by CEGL
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by CEGL
Cenntro Electric Group (Europe) GmbH (“Cenntro Electric”)	January 13, 2022	Düsseldorf, Germany	100% owned by CEGL
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by CEGL
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by CEGL
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by CEGL
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by CEGL
Antric Gmbh	August 21, 2020	Germany	100% owned by CEGL
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by CEGL
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by CEGL

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for the full year or any future periods.

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

The Company generates revenue primarily through sales of light-duty ECVs, sales of ECV parts, and sales of off-road electric vehicles. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Revenue is recognized net of return allowance and any taxes collected from customers, which are subsequently remitted to governmental authorities. Significant judgement is required to estimate return allowances. The Company reasonably estimates the possibility of return based on the historical experience, changes in judgments on these assumptions and estimates could materially impact the amount of net revenues recognized.

Shipping and handling costs for product shipments occurring prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Vehicles sales	$12,732,639	$6,766,480
Spare-parts sales	586,632	207,860
Other service income	151,624	157,572
Net revenues	$13,470,895	$7,131,912

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Nine Months Ended September 30,
	2023	2022
Primary geographical markets
Europe	$10,035,492	$5,621,459
Asia	2,983,555	1,052,819
America	451,848	457,634
Total	$13,470,895	$7,131,912

Contract Balances

The timing of revenue recognition is once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2023 and 2022, the Company recognized $484,477 and $1,079,090 revenue that was included in contractual liabilities as of December 31, 2022 and 2021, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Accounts receivable, net	$4,645,738	$565,398
Contractual liabilities	$3,084,737	$2,388,480

(d)	Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (z) Recent Accounting Standards” of the Company 2022 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s consolidated results of operations or financial position.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 - BUSNIESS COMBINATION

Acquisition of CAE’s equity interests

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

The Transaction was closed on January 31, 2023, as a result, CAE became a wholly-owned subsidiary of the Company. This transaction was accounted for as equity transactions, no gain or loss was recognized in the consolidated statement of operations. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in equity attributable to the Company.

Acquisition of Antric GmbH’s equity interests

On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,646,000) in Antric GmbH, a German company with limited liability, to acquire 25% of its equity interest, and the investment was accounted for under the equity method.

The Company entered into an agreement with Moritz Heibrock and Eric Diederich (the “Founder”) to acquire the remaining 75% equity interest of Antric GmbH (“Antric Transaction”), which was closed on August 31, 2023. The payment terms consisted of (i) purchasing 75% of the equity interest on the consideration of one euro (EUR 1); (ii) two hundred euros (EUR 200) for every Antric Unit (as defined by the agreement) sold by the Company for a period of ten years from August 31, 2023, subject to those terms and conditions under that Deed of Sale; (iii) a cash injection of five hundred thousand euros (EUR 500,000) into Antric GmbH by the Company; and (iv) a loan issued by the Company to Antric for seven hundred thousand euros (EUR 700,000) with interest payable to the Company at a rate of 6.5% per annum for a term of sixty (60) months.

After the transaction, Antric GmbH became a wholly-owned subsidiary of the Company. The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. The Company is deemed to be the accounting acquirer and the assets and liabilities of Antric GmbH are recorded at the fair value as of the date of the closing.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	September 30, 2023	December 31, 2022
Accounts receivable	$6,504,871	$2,526,432
Less: provision for doubtful accounts	(1,859,133)	(1,961,034)
Accounts receivable, net	$4,645,738	$565,398

The changes in the provision for doubtful accounts are as follows:
	For the Nine Months Ended September 30,
	2023	2022
Balance at the beginning of the period	$1,961,034	$1,475,983
Additions	-	-
Write-off	(104,583)	(939,898)
Foreign exchange	2,682	(22,820)
Balance at the end of the year	$1,859,133	$513,265

NOTE 5 - INVENTORIES

Inventories are summarized as follows:
	September 30, 2023	December 31, 2022
Raw material	$10,887,735	$9,311,419
Work-in-progress	689,410	290,220
Goods in transit	3,071,554	2,364,136
Finished goods	28,433,073	19,877,596
Inventories	$43,081,772	$31,843,371

For the nine months ended September 30, 2023 and 2022, the impairment loss recognized by the Company for slow-moving inventory with cost lower than net realizable value was nil and $587,027, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Advance to suppliers	$10,788,647	$9,877,337
Deductible input value added tax	4,616,475	4,097,162
Receivable from third parties	641,779	678,887
Loans to a third party	790,000	1,044,181
Others	523,716	440,763
Prepayment and other current assets	$17,360,617	$16,138,330

NOTE 7 - LONG-TERM INVESTMENT, NET

Equity method investments, net

The Company had the following equity method investments:

	September 30, 2023	December 31, 2022
Antric GmbH (1)	$-	$2,674,500
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,069,884	2,189,570
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	398,733	367,272
Able 2rent GmbH (DEU) (4)	89,080	94,399
Total	$2,557,697	$5,325,741

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,646,000) in Antric GmbH to acquire 25% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH. On August 31, 2023, the Company acquired the remaining 75% of its equity interest and Antric GmbH was became a wholly-owned subsidiary of CEGL.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,110,746) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $274,123) in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $105,840) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of the board of director.

Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	September 30, 2023	December 31, 2022
HW Electro Co., Ltd. (1)	$1,000,000	$-
Total	$1,000,000	$-

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into 571,930 shares of HW Electro Co., Ltd.’s for a total of 3.40% of its equity interest.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 - INVESTMENT IN EQUITY SECURITIES

As of September 30, 2023, the balance consisted of the following two equity investments:

	September 30, 2023	December 31, 2022
MineOne Fix Income Investment I L.P	$25,797,938	$25,019,244
Micro Money Fund SPC	2,795,132	4,739,951
Total	$28,593,070	$29,759,195

For the nine months ended September 30, 2023 and 2022, the Company recorded downward adjustments of $1,166,125 and upward adjustments $19,052 for changes in fair value of both equity investments, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30, 2023	December 31, 2022
At cost:
Plant and building (1)	$11,210,678	$11,453,436
Machinery and equipment	3,386,866	2,413,087
Leasehold improvement	7,278,301	2,956,515
Office equipment	1,609,484	1,192,443
Motor vehicles	971,756	352,972
Property, plant and equipment, gross	24,457,085	18,368,453
Less: accumulated depreciation	(4,324,704)	(3,405,862)
Property, plant and equipment, net	$20,132,381	$14,962,591

Depreciation expenses for the nine months ended September 30, 2023 and 2022 were $1,128,261 and $588,085, respectively.

Impairment loss for the nine months ended September 30, 2023 and 2022 were $345,540 and nil, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	September 30, 2023	December 31, 2022
At cost:
Land use right	$6,497,234	$4,605,738
Software	120,344	119,550
Total	6,617,578	4,725,288
Less: accumulated amortization	(233,046)	(161,496)
Intangible assets, net	$6,384,532	$4,563,792

Amortization expenses for the nine months ended September 30, 2023 and 2022 were $83,367 and $328,142, respectively.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 - INCOME TAXES

Australia

CEGL is subject to a tax rate of 30%.

United States

U.S. subsidiaries CEG, Cennatic Power Inc. and CAC are subject to a federal tax rate of 21%.

Germany

CAE, Cenntro Electric and Antric Gmbh is subject to a tax rate of 30%.

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

Income tax expenses for the nine months ended September 30, 2023 was $25,084 and income tax benefit for the nine months ended September 30, 2022 was $92,228.

The components of losses before income taxes are summarized as follows:

	For the Nine Months Ended September 30,
	2023	2022
US	$12,622,663	$13,134,395
Europe	10,832,103	3,541,599
Australia	10,830,171	15,107,255
PRC	5,953,627	6,452,005
Others	1,030,694	-
Total	$41,269,258	$38,235,254

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Operating leases cost excluding short-term rental expense	$3,415,206	$1,189,026
Short-term lease cost	637,353	136,028
Total	$4,052,559	$1,325,054

A summary of supplemental information related to operating leases is as follows:

	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$2,836,188	$663,112
Weighted average remaining lease term	6.34 years	8.60 years
Weighted average discount rate	6.23%	3.25%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2023:

Operating Leases
For the remaining of 2023	$1,172,649
Years ended December 31,
2024	4,751,817
2025	4,030,334
2026	4,083,280
2027	4,218,766
2028 and thereafter	7,953,619
Total lease payments	26,210,465
Less: imputed interest	4,588,094
Total	21,622,371
Less: current portion	4,548,226
Non-current portion	$17,074,145

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

The movement of Note during the nine months ended September 30, 2023 are as follows:
Liability component
As of December 31, 2022	$57,372,827
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	(47,534,984)
Fair value change recognized	115,719
As of September 30, 2023	9,953,562

The estimated fair value of the Note upon issuance date December 31, 2022 and as of September 30, 2023 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflect our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	September 30, 2023	December 31, 2022
Face value principal payable	9,953,381	57,488,000
Original conversion price	1.2375	1.2375
Interest Rate	8.00%	8.00%
Expected term (years)	0.30	0.55
Volatility	55.25%	75.13%
Market yield (range)	15.42%	18.02%
Risk free rate	5.50%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2024	July 19, 2023

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 24,733,336 ordinary shares of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 2,473,334 ordinary shares of the Company at the same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

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

The movement of warrants during the nine months ended September 30, 2023 are as follows:
	Investor warrants component	Placement agent warrants component
As of December 31, 2022	$14,334,104	$3,456,404
Warrants issued during the year	-	-
Exercise of warrants	(1,939,436)	-
Fair value change recognized	(203,211)	(1,076)
As of September 30, 2023	12,191,457	3,455,328

The fair value for these two warrants were computed using the Binomial model with the following assumptions:
Fair Value Assumptions – Warrants	September 30, 2023	December 31, 2022
Expected term (years)	3.80	4.55
Volatility	77.97%	77.72%
Risk free rate	4.63%	4.13%

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14- CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the nine months ended September 30, 2023 and 2022.

	Nine Months ended		Nine Months ended
	September 30, 2023,		September 30, 2022,
Customer	Amount	% of Total	Amount	% of Total
A	$2,219,933	16%	$399	* %
B	314,420	*	747,625	10%
Total	$2,534,353	16%	$748,024	10%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023,		As of December 31, 2022,
Customer	Amount	% of Total	Amount	% of Total
C	$2,265,727	35%	$12,338	*
D	1,184,267	18%	1,197,023	47%
E	433,281	*	410,321	16%
F	-	-	395,360	16%
Total	$3,883,275	53%	$2,015,042	79%

*	Indicates below 10%.

(b)	Suppliers

For the nine months ended September 30, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Nine Months ended September 30, 2023,		Nine Months ended September 30, 2022,
Supplier	Amount	% of Total	Amount	% of Total
A	$5,593,765	26%	$1,919,050	13%
B	3,078,975	14%	8,038	*
C	31,223	*	5,265,348	37%
Total	$8,703,963	40%	$7,192,436	50%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023,		As of December 31, 2022,
Supplier	Amount	% of Total	Amount	% of Total
D	$674,183	14%	$577,621	17%
C	391,765	*	420,100	12%
Total	$1,065,948	14%	$997,721	29%

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

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou Machinery”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou Machinery is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou Machinery. As of the date of, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. A hearing on the motion was held on November 7, 2023, and the parties were directed by the arbitrator to submit some supplemental briefs before the arbitrator rules on the motion.

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

On July 22, 2022, Xiongjian Chen (the “Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of the date of this report on Form 10-Q, there are three ongoing  civil litigation cases between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers:

(a) On February 6, 2023, Ronda commenced a lawsuit against Newlongma in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the court hosted a partial exchange of evidence between the parties on October 17, 2023. The next court hearing is expected to take place on November 14, 2023.

(b) On March 30, 2023, Ronda filed a lawsuit against Newlongma in the Hangzhou Yuhang District People’s Court, pleading for compensation of damages for cost of auto parts for approximately $301,514. Newlongma filed a jurisdiction objection and the Yuhang District People’s Court ruled to transfer the case to the Yongding District People’s Court of Longyan City, Fujian Province, to which Ronda appealed. The Hangzhou Intermediate People’s Court ruled to revoke the decision of the Yuhang District People’s Court, and to transfer the case to the Xinluo District People’s Court of Longyan City, Fujian Province. The case is currently being transferred. As of the date of this report on Form 10-Q, the proceeding of trial date has not been set yet.

(c) On May 8, 2023, Newlongma filed a complaint against Ronda in the Longyan Yongding District People’s Court, pleading for (i) termination of the cooperation agreement between Ronda and Newlongma; (ii) retention of the advance payments by Ronda for total amount of approximately $543,977; and (iii) Ronda’s payment of outstanding bills for $604,396 and Ronda appealed. The Longyan Intermediate People’s Court of Fujian Province ruled to transfer the case to the People’s Court of Yuhang District. As of the date of this report on Form 10-Q, the proceeding of trial date has not been set yet.

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Mr. Yeung Heung Yeung	A principal shareholder of the Company
Shenzhen Yuanzheng Investment Development Co. Ltd (“Shenzhen Yuanzheng“)	Controlled by Mr. Yeung Heung Yeung
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Jiangsu Rongyuan	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited
Bendon Limited	Controlled by Mr. Justin Davis-Rice, a director of CEGL. As for the resignation of Mr. Justin Davis-Rice in the second half of 2022, it was not a related party as of September 30, 2023.
Shanghai Hengyu Enterprise Management Consulting Co., Ltd (“Shanghai Hengyu”)	Ultimately controlled by Mr. Peter Wang
Antric GmbH	Invested by the Company. On August 22, 2023, the Company acquired the remaining equity interests, thus it was 100% controlled by CEGL and not a related party as of September 30, 2023.

Related party transactions

During the nine months ended September 30, 2023 and 2022, the Company had the following material related party transactions.

	For the Nine Months Ended September 30,
	2023	2022

Interest income from a related party
Zhejiang RAP	$9,639	$10,264
Bendon Limited	-	90,972

Purchase of raw materials from related parties
Hangzhou Hezhe	196,603	1,402,983

Service provided by a related party
Shanghai Hengyu	-	5,147
Zhejiang Zhongchai	-	4,239

Interest expense on loans provided by related parties
Mr. Yeung Heung Yeung	-	2,532
Others	-	1,095

Payment on the purchase of the raw materials
Hangzhou Hezhe	54,979	1,245,317

Repayment of interest-bearing Loan from related parties
Shenzhen Yuanzheng	-	402,925
Yueng Hueng Yueng	-	1,331,091

CENNTRO ELECTRIC GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amounts due from a related party

The following table presents amounts due from related parties as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Hangzhou Hezhe (1)	$210,335	$366,936
Total	$210,335	$366,936

(1)	The balance mainly represents the prepayment for raw material to the related party.

Amounts due to related parties

The following table presents amounts due to related parties as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Zhejiang RAP	$13,284	$23,882
Jiangsu Rongyuan	21,926	23,194
Shanghai Hengyu	2,741	2,900
Antric GmbH	-	666,396
Total	$37,951	$716,372

NOTE 17 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements, there were no subsequent events with material financial impact on the condensed consolidated financial statements.

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

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to also include Cenntro Branded EV Centers globally. Historically (i.e., up until end of 2021), these revenues were generated solely by the sale of the Metro®. Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™ and Neibor® 150 in Europe.

Net revenues ended September 30, 2023 and 2022 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260 and Logistar™ 100, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

The cost of goods sold also includes inventory write-downs. Inventories are stated at a lower of cost or net realizable value. The cost of raw materials is determined on the basis of the weighted average. The cost of finished goods is determined on the basis of weighted average and is comprised of direct materials, direct labor cost and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the cost of goods sold in our statements of operations and comprehensive loss.

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

Impairment loss for long-lived assets

We evaluate the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. We measure the carrying amount of long-lived assets against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets becomes new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Other income (expenses)

Interest expense, net

Interest expense, net, consists of interest on outstanding loans and the convertible promissory notes.

Income(loss) from and impairment on equity method investments

Entities over which we have the ability to exercise significant influence but do not have a controlling interest through investment in common shares, or in-substance common shares, are accounted for using the equity method. Under the equity method, we initially record our investment at cost and subsequently recognize our proportionate share of each such entity’s net income or loss after the date of investment into the statements of operations and comprehensive loss and accordingly adjust the carrying amount of the investment. When our share of losses in the equity of such entity equals or exceeds our interest in the equity of such entity, we do not recognize further losses, unless we have incurred obligations or made payments or guarantees on behalf of such entity. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets becomes new cost basis.

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the nine months ended September 30, 2023 and 2022.

	Nine Months ended September 30,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	16.3%	-3.6%

Gross margin of vehicle sales. The gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	5,762,831	2,096,590	13,470,895	7,131,912
Cost of goods sold	(5,045,364)	(2,730,920)	(11,411,439)	(7,234,760)
Gross profit/(loss)	717,467	(634,330)	2,059,456	(102,848)
Operating Expenses:
Selling and marketing expenses	(2,626,829)	(1,633,340)	(7,238,563)	(4,259,908)
General and administrative expenses	(9,071,910)	(6,220,227)	(25,715,387)	(26,446,511)
Research and development expenses	(1,634,796)	(1,796,268)	(5,347,785)	(3,610,780)
Total operating expenses	(13,333,535)	(9,649,835)	(38,301,735)	(34,317,199)

Loss from operations	(12,616,068)	(10,284,165)	(36,242,279)	(34,420,047)

Other Income (Expense):
Interest expense, net	(84,573)	(110,659)	(137,726)	176,214
(Loss) Income from equity method investments	(107,069)	36,441	(236,672)	47,319
Other (expense) income, net	(111,815)	(3,483,975)	(873,034)	(2,748,994)
Loss on redemption of convertible promissory notes	966		865	-
Loss from acquisition of Antric	(1,316,772)	-	(1,316,772)	-
Convertible bond issuance cost		(5,589,336)		(5,589,336)
Loss on exercise of warrants	(1,134)		(228,749)	-
Change in fair value of convertible promissory notes and derivative liability	15,143	4,280,538	88,568	4,280,538
Change in fair value of equity securities	(1,879,593)	19,052	(1,166,125)	19,052
Impairment of Long-term investments	(2,668)	-	(1,157,334)	-
Loss before income taxes	(16,103,583)	(15,132,104)	(41,269,258)	(38,235,254)
Income tax expense	384	43,366	(25,084)	92,228
Net loss	(16,103,199)	(15,088,738)	(41,294,342)	(38,143,026)
Less: net loss attributable to non-controlling interests	(534)	(668,512)	(159,244)	(1,339,153)
Net loss attributable to shareholders of the Company	(16,102,665)	(14,420,226)	(41,135,098)	(36,803,873)

Comparison of the Three and Nine Months ended September 30, 2023 and 2022

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$5,506,589	95.6%	$1,913,550	91.3%	$12,732,639	94.5%	$6,766,480	94.9%
Spare-part sales	241,930	4.2%	123,234	5.9%	586,632	4.4%	207,860	2.9%
Other sales	14,312	0.2%	59,806	2.9%	151,624	1.1%	157,572	2.2%
Total net revenues	$5,762,831	100.00%	$2,096,590	100.00%	$13,470,895	100.00%	$7,131,912	100.00%

Net revenues for the nine months ended September 30, 2023 were approximately $13.5 million, an increase of approximately $6.3 million or 88.9% from approximately $7.1 million for the nine months ended September 30, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $6.0 million due to the improvement of average selling price from approximately $16,625 to $19,234, and an increase in spare-part sales by approximately $0.4 million.

Net revenues for the three months ended September 30, 2023 were approximately $5.8 million, an increase of approximately $3.7 million or 174.9% from approximately $2.1 million for the three months ended September 30, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $3.6 million due to the increase of sales volume of 228 units, and an increase in spare-part sales by approximately $0.1 million.

For the nine months ended September 30,  2023, we sold 662 ECVs, including 234 fully assembled Metro® units, 150 fully assembled Logistar™ 200, 157 fully assembled Logistar™ 100, 6 fully assembled Teemak™, 84 fully assembled Logistar™ 260, 1 fully assembled Logistar™ 400,  21 fully assembled Avantier™, 8 Neibor® 150 units and one Antric® V5, compared with 407 ECVs for the nine months ended September 30,  2022, including 171 fully assembled Metro® vehicle units, 48 vehicle kits, 186 fully assembled Logistar™ 200 units, one fully assembled Teemak™ unit and one fully assembled Neibor® 150 unit. Other than the ECVs, we also sold 104 iChassis™ units during the period.

For the three months ended September 30, 2023, we sold 298 ECVs, including 78 fully assembled Metro® units, 48 fully assembled Logistar™ 200, 108 fully assembled Logistar™ 100, 4 fully assembled Teemak™, 37 fully assembled Logistar™ 260, 1 fully assembled Logistar™ 400, 21 fully assembled Avantier™ and one Antric® V5, compared with 70 ECVs for the three months ended September 30, 2022, including 16 fully assembled Metro® vehicle units and 54 fully assembled Logistar™ 200 units. Other than the ECVs, we also sold 103 iChassis™ units during the period.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the European Union during the nine months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 74.5%, 3.4%, and 22.1%, respectively, compared to 78.8%, 6.4%, and 13.9%, respectively for the corresponding period in 2022.

For the nine months ended September 30, 2023, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 77.6%, 3.3%, and 19.1%, respectively, compared to 81.4%, 6.3%, and 12.3%, respectively, for the corresponding period in 2022.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(4,639,338)	92.0%	$(2,590,747)	94.9%	$(10,662,446)	93.4%	$(6,423,209)	88.8%
Spare-part sales	(383,722)	7.6%	(118,420)	4.3%	(584,807)	5.1%	(165,059)	2.3%
Other sales	(22,304)	0.4%	(33,193)	1.2%	(164,186)	1.5%	(59,465)	0.8%
Inventory write-down	-	-	11,440	-0.4%	-	-	(587,027)	8.1%
Total cost of goods sold	$(5,045,364)	100.00%	(2,730,920)	100.00%	$(11,411,439)	100.00%	$(7,234,760)	100.00%

Cost of goods sold for the nine months ended September 30, 2023 was approximately $11.4 million, an increase of approximately $4.2 million or approximately 57.7% from approximately $7.2 million for the nine months ended September 30, 2022.  The increase of cost of vehicle sales was mainly caused by the increased per vehicle cost of newly introduced model of Logistar® 260, Logistar® 400 and Avantier™, offset by the decrease of inventory write down of approximately $0.6 million.

Cost of goods sold for the three months ended September 30, 2023 was approximately $5.0 million, an increase of approximately $2.3 million or approximately 84.7% from approximately $2.7 million for the three months ended September 30, 2022.

Gross Profit/(Loss)

Gross Profit for the nine months ended September 30, 2023 was approximately $2.1 million, an increase of approximately $2.2 million from approximately $0.1 million of gross loss for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, our overall gross margin was approximately 15.3% and -1.4%, respectively. Our gross margin of vehicle sales for the nine months ended September 30, 2023 and 2022 was 16.3% and -3.6%, respectively. The increase of our overall gross profit was caused by less impairment of inventory recognized in the nine months ended September 30, 2023 compared with the same period in 2022. There was no inventory write-down for the nine months ended September 30, 2023 compared to an inventory write-down of approximately $0.6 million in the same period of 2022.

Gross Profit for the three months ended September 30, 2023 was approximately $0.7 million, an increase of approximately $1.4 million from approximately $0.6 million of gross loss for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, our overall gross margin was approximately 12.4% and -30.3%, respectively. Our gross margin of vehicle sales for the three months ended September 30, 2023 and 2022 was 15.8% and -34.8%, respectively. The increase of our overall gross profit was caused by less impairment of inventory recognized in the three months ended September 30, 2023 compared with the same period in 2022.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2023 were approximately $7.2 million, an increase of approximately $3.0 million or approximately 69.9% from approximately $4.3 million for the nine months ended September 30, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in salary expenses, share-based compensations and marketing related professional fee of approximately $1.7 million, $0.2 million and $1.0 million, respectively.

Selling and marketing expenses for the three months ended September 30, 2023 were approximately $2.6 million, an increase of approximately $1.0 million or approximately 60.8% from approximately $1.6 million for the three months ended September 30, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in salary expenses and marketing related professional fee of approximately $0.2 million and $0.8 million, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were approximately $25.7 million, a decrease of approximately $0.7 million or approximately 2.8% from approximately $26.4 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses in 2023 was primarily attributed to a decrease in in salary and social insurance, and stripping fee of approximately $4.1 million and $1.8 million, respectively, offset by the increase in share-based compensation, lease ROU amortization and office expenses of approximately $1.6 million, $1.4 million and $1.7 million, respectively.

General and administrative expenses for the three months ended September 30, 2023 were approximately $9.1 million, an increase of approximately $2.9 million or approximately 45.8% from approximately $6.2 million for the three months ended September 30, 2022. The increase in general and administrative expenses in 2023 was primarily attributed to an increase in salary and social insurance and legal, share-based compensation and Right of Use amortization $1.2 million, $0.8 million and $0.7 million, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were approximately $5.3 million, an increase of approximately $1.7 million or approximately 48.1% from approximately $3.6 million for the nine months ended September 30, 2022. The increase in research and development expenses in 2023 was primarily attributed to the increase in design and development expenditures and salary expense of approximately $0.5 million and $1.1 million, respectively.

Research and development expenses for the three months ended September 30, 2023 were approximately $1.6 million, a decrease of approximately $0.2 million or approximately 9.0% from approximately $1.8 million for the three months ended September 30, 2022. The decrease in research and development expenses in 2023 was primarily attributed to i) the decrease in design and development expenditures of approximately $0.5 million, offset by the increase in salary expense of approximately $0.2 million.

Interest income (expense), net

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.1 million for the nine months ended September 30, 2023, an increase of approximately $0.3 million or approximately 178.2% compared to the approximately $0.2 million in interest income for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in interest expense to convertible bonds of approximately $0.2 million.

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $ 0.08 million for the three months ended September 30, 2023, a slight decrease of approximately $0.03 million or approximately 23.6% compared to the approximately $0.1 million in interest income for the three months ended September 30, 2022. The increase was primarily attributable to a decrease in interest expense to convertible bonds of approximately $0.4 million, offset by the increase in interest income of approximately $0.3 million.

Other income (expense), net

Other expense, net for the nine months ended September 30, 2023 was approximately $0.9 million, representing a decrease of approximately $1.9 million compared to approximately $2.7 million of other expense, net for the nine months ended September 30, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to (i) a decrease in loss on foreign currency exchange of approximately $1.5 million, (ii) an increase in gain on investment of approximately $0.2 million.

Other expense, net for the three months ended September 30, 2023 was approximately $0.1 million, representing a decrease of approximately $3.4 million compared to approximately $3.5 million of other expense, net for the three months ended September 30, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to a decrease of approximately $3.4 million in loss on foreign currency exchange.

Change in fair value of convertible promissory notes and derivative liability

A gain in the change in fair value of convertible promissory notes and derivative liability for the nine months ended September 30, 2023 and 2022 was approximately $0.09 million and $4.3 million, respectively. The implied price volatility of the convertible promissory notes and derivative liability were relatively stable during the nine months ended 2023.

A gain in the change in fair value of convertible promissory notes and derivative liability for the three months ended September 30, 2023 and 2022 was approximately $0.02 million and $4.3 million, respectively.

Change in fair value of equity securities

A loss in the change in fair value of equity securities for the nine months ended September 30, 2023 was approximately $1.2 million compared to approximately $0.2 million of a gain in the change in fair value of equity securities for the nine months ended September 30, 2022. The decrease was attributed to a downward adjustment of approximately $1.9 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, offset by an upward adjustment of approximately $0.7 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

A loss in the change in fair value of equity securities for the three months ended September 30, 2023 was approximately $1.9 million compared to approximately $0.2 million of a gain in the change in fair value of equity securities for the three months ended September 30, 2022. The decrease was attributed to a downward adjustment of approximately $2.1 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, offset by an upward adjustment of approximately $0.2 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Loss from acquisition of Antric
A loss from acquisition of Antric for the nine months ended September 30, 2023 was approximately $1.3 million compared to nil of loss from acquisition of Antric for the nine months ended September 30, 2022.
A loss from acquisition of Antric for the three months ended September 30, 2023 was approximately $1.3 million compared to nil of loss from acquisition of Antric for the three months ended September 30, 2022.
Impairment of Long-term investments
Impairment of Long-term investments for the nine months ended September 30, 2023 was approximately $1.2 million compared nil of loss from acquisition of Antric for the nine months ended September 30, 2022.
Impairment of Long-term investments for the three months ended September 30, 2023 was approximately three thousand dollar compared nil of loss from acquisition of Antric for the three months ended September 30, 2022.
Non-GAAP Financial Measures

Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(16,103,199)	$(15,088,738)	$(41,294,342)	$(38,143,026)
Interest expense, net	84,573	110,659	137,726	(176,214)
Income tax expense	(384)	(43,366)	25,084	(92,228)
Depreciation and amortization	425,218	431,290	1,213,489	916,227
Share-based compensation expense	2,154,710	1,314,446	4,565,001	2,624,302
Loss on redemption of convertible promissory notes	(966)	-	(865)	-
Loss on exercise of warrants	1,134	-	228,749
Convertible bond issuance fee	-	5,589,336	-	5,589,336
Change in fair value of convertible promissory notes and derivative liability	(15,143)	(4,280,538)	(88,568)	(4,280,538)
Loss from acquisition of Antric	1,316,772	-	1,316,772	-
Expenses related to TME Acquisition	-	-	--	348,987
Expenses related to one-off payment inherited from the original Naked Brand Group	-	-	-	8,299,178
Adjusted EBITDA	(12,135,425)	(11,966,911)	$(33,896,954)	$(24,913,976)

B. Liquidity and Capital Resources

We have historically funded working capital and other capital requirements primarily through bank loans, equity financing and short-term loans. Also, the reverse recapitalization completed at the end of December 2021 provided significant funding for the Company’s operations. Cash is required primarily to purchase raw materials, repay debts and pay salaries, office expenses and other operating expenses.

As of September 30,2023, we had approximately $44.6 million in cash and cash equivalents, approximately $4.6 million of accounts receivables, and approximately $43.1 million of inventory as compared to approximately $200.4 million in cash and cash equivalents, $2.4 million in accounts receivable, and $22.2 million in inventory as of September 30,2022. For the nine months ended September 30, 2023 and 2022, net cash used in operating activities was approximately $45.6 million and $47.7 million, respectively.

Short-Term Liquidity Requirements

We are looking at measures to generate operating efficiency as well as increasing the inventory turns in containing the growth of working capital for reducing negative net cash used in operating activities.  With the cash improvement initiatives, we believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve-month period following the date of issuance of this 10Q. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models in North America and Europe, as applicable, (ii) the establishment of local assembly facilities in the United States and the European Union and (iii) additional plants and equipment for the expansion of our Changxing factory. Actual results could vary materially as a result of a number of factors, including:

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

Long-Term Liquidity Requirements

In the long-term, we plan to regionalize the manufacturing and supply chain relating to certain components of our ECVs in the geographic markets in which our ECVs are sold. In the long-term, through our supply chain development know-how, we intend to establish supply chain relationships in North America and the European Union to support anticipated manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially other landed costs elements associated with importing our components and spare parts from China. Currently, the majority of our revenues are derived from the sale of ECVs by private label channel partners that assemble our vehicle kits in their own facilities. As part of our growth strategy, we plan to expand our channel partner network, and local assembly facilities to regionalize our manufacturing and supply chains to better serve our global customers   especially to expand our after-sales-market services offerings.

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through September 30, 2023, we have spent over approximately $86.8 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of September 30, 2023, our working capital was approximately $84.0 million, as compared to a working capital of approximately $196.0 million as of September 30, 2022. The approximately $112.0 million decrease in working capital during 2023 was primarily due to the decrease of cash and cash equivalents of approximately $155.8 million, the decrease of prepayment and other current assets of approximately $3.9 million, the increase of operating lease liabilities of approximately $2.9 million, offset by the increase in inventories of approximately $20.9 million and decrease in convertible bonds of approximately $30.1 million.

Cash Flow

	Nine Months ended September 30,
	2023	2022
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(45,588,906)	$(47,682,208)
Net cash (used in) provided by investing activities	(12,913,713)	(30,687,751)
Net cash provided by financing activities	(48,136,596)	23,158,355
Effect of exchange rate changes on cash	(2,614,204)	(5,456,868)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(109,253,419)	(60,668,472)
Cash and cash equivalents, and restricted cash at beginning of the year	154,096,801	261,664,962
Cash and cash equivalents, and restricted cash at end of the period	$44,843,382	$200,996,490

Operating Activities

Our net cash used in operating activities was approximately $45.6 million, $47.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily attributable to (i) our net loss of approximately $41.3 million and adjusted for non-cash items of approximately $16.3 million, which primarily consisted of impairment of long-term investments, foreign currency exchange loss, net,  share based compensation expense, loss (gain) on disposal of long-term investment and amortization of operating lease right-of-use asset of approximately $1.2 million, $2.9 million, $4.6 million, $1.2 million and $3.2 million, respectively, (ii) the increase in inventories, accounts receivable, prepayment and other current assets, accrued expense and other current liabilities and operating lease liabilities and of approximately $11.7 million, $4.2 million, $2.4 million, $1.8 million and $2.8 million, respectively, (iii) increase in deferred revenue of approximately $1.3 million.

Investing Activities

Net cash used in investing activities was approximately $12.9 million for the nine months ended September 30, 2023. Net cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to cash paid purchase for land use rights and property of approximately $2.2 million, additions in long-term investments as a minority interest of approximately $0.7 million, approximately $7.3 million in purchase of plant and equipment and approximately $1.9 million net cash paid in acquisition of 35% of CAE's share and including related expenses.

Financing Activities

Net cash provided by financing activities was approximately $48.1 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to approximately $47.5 million paid due to redemption of convertible bonds and approximately $0.6 million of repayments of bank loans.

Contractual Obligations

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in January 2025. The annual base rent for this facility is $175,500 starting from February 2023. The lease rent fee will be adjusted upward by 3% annually afterwards. We signed the first addendum to lease on December 7, 2022 and the renewal period is two years commencing on February 1, 2023 and terminating on January 31, 2025, the annual base rent for the first twelve months the period is $175,500 and the annual base rent for the second twelve months the period is $180,765.

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,690 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. The lease period for each lease agreement began in June 2021 and ends in May 2025. Pursuant to each agreement, we paid the first six months of our rent obligations in June 2021 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $171,397 for the term ending May 2022 and $173,987 for the term ending May 2023.

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is €354,787 (or approximately $383,512) for the lease term. Cedar transferred the leasing property to CEGE on February 1, 2023.

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

On April 4, 2023, we signed a non-cancellable operating lease agreement for approximately 2,500 squares feet in Freehold, New Jersey. The lease period commenced on July 17, 2023 and ends on July 31, 2025. The annual base rent for the first twelve months of the period is $33,525 and the annual base rent for the second twelve months of the period is $35,201.

On February 16, 2022, we signed a non-cancellable operating lease agreement for apartment 53D in the building at 555 Tenth Avenue, New York, NY 10018. The term is one year and one month, beginning on March 5, 2022 and ending on April 4, 2023. The monthly rent is $5,750. On February 1, 2023, we signed a renewal lease agreement. The term of this lease is one year, beginning on April 5, 2023 and ending on April 4, 2024. The monthly rent is $5,950.
On March 25, 2022, we completed the acquisition of TME, and change its name to Cenntro Automotive Europe GmbH  ("CAE”). TME signed a non-cancellable operating lease agreement for approximately 5,212 square meters in 2019, the lease period starts on July 1, 2019 and ends on June 30, 2024, the monthly rent is €18,891 (or approximately $20,468).
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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the nine months ended September 30, 2023, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

  The accompanying consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30,2023 and for the nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for the full year or any future periods.

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

The Company generates revenue primarily through sales of light-duty ECVs, sales of ECV parts, and sales of off-road electric vehicles. Revenue is recognized at a point in time once the Company has determined that the customer has obtained control over the product. Revenue is recognized net of return allowance and any taxes collected from customers, which are subsequently remitted to governmental authorities. Significant judgement is required to estimate return allowances. The Company reasonably estimates the possibility of return based on the historical experience, changes in judgments on these assumptions and estimates could materially impact the amount of net revenues recognized.

Shipping and handling costs for product shipments occurring prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the nine months ended September 30, 2023 and 2022:

	For the Nine Months ended September 30,
	2023	2022
Vehicles sales	$12,732,639	$6,766,480
Spare-parts sales	586,632	207,860
Other service income	151,624	157,572
Net revenues	$13,470,895	$7,131,912

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Nine Months ended September 30,
	2023	2022
Primary geographical markets
Europe	$10,035,492	$5,621,459
Asia	2,983,555	1,052,819
America	451,848	457,634
Total	$13,470,895	$7,131,912

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to payment.
Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2023 and 2022, the Company recognized $484,477 and $1,079,090 revenue that was included in contractual liabilities, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	September 30, 2023	December 31, 2022
Accounts receivable, net	$4,645,738	$565,398
Contractual liabilities	$3,084,737	$2,388,480

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of September 30, 2023, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2022 Form 10-K/A for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended December 31,2022, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The following table reconciles the Company‘s balance sheet under U.S. GAAP with its balance sheet under IFRS as of 30 September 2023 and audited balance sheet as of 31 December 2022, respectively:

	For the Periods Ended
	Unaudited 30 September 2023				31 December 2022
Balance Sheet:	U.S. GAAP	IFRS Difference		IFRS	U.S. GAAP	IFRS Difference		IFRS
Current assets
Cash and cash equivalents	44,645,341	-		44,645,341	153,966,777	-		153,966,777
Restricted cash	198,041	-		198,041	130,024	-		130,024
Accounts receivable, net	4,645,738	-		4,645,738	565,398	-		565,398
Inventories	43,081,772	-		43,081,772	31,843,371	-		31,843,371
Prepayment and other current assets	17,360,617	-		17,360,617	16,138,330	-		16,138,330
Deferred cost -current	14,281	-		14,281	-	-		-
Amounts due from a related party	210,335	-		210,335	366,936	-		366,936
Total current assets	110,156,125	-		110,156,125	203,010,836	-		203,010,836

Non-current assets
Long-term investment, net	3,557,697	-		3,557,697	5,325,741	-		5,325,741
Investment in equity securities	28,593,070	-		28,593,070	29,759,195	-		29,759,195
Property, plant and equipment, net	20,132,381	-		20,132,381	14,962,591	-		14,962,591
Intangible assets, net	6,384,532	-		6,384,532	4,563,792	-		4,563,792
Right-of-use assets	20,679,376	-		20,679,376	8,187,149	-		8,187,149
Deferred cost - non-current	206,700	-		206,700	-	-		-
Other non-current assets, net	2,152,968	-		2,152,968	2,039,012	-		2,039,012
Total non-current assets	81,706,724	-		81,706,724	64,837,480	-		64,837,480
Total assets	191,862,849	-		191,862,849	267,848,316	-		267,848,316

Current liabilities
Accounts payable	4,842,645	-		4,842,645	3,383,021	-		3,383,021
Accrued expense and other current liabilities	3,663,756	-		3,663,756	5,048,641	-		5,048,641
Contractual liabilities	3,084,737	-		3,084,737	2,388,480	-		2,388,480
Operating lease liabilities, current	4,548,226	-		4,548,226	1,313,334	-		1,313,334
Convertible promissory notes	9,953,562	-		9,953,562	57,372,827	-		57,372,827
Deferred government grant, current	52,721	-		52,721	26,533	-		26,533
Amount due to related parties	37,951	-		37,951	716,372	-		716,372
Total current liabilities	26,183,598	-		26,183,598	70,249,208	-		70,249,208

Non-current liabilities
Deferred government grant, non-current	948,971	-		948,971	497,484	-		497,484
Derivative liability - investor warrant	12,191,457	-		12,191,457	14,334,104	-		14,334,104
Derivative liability - placement agent warrant	3,455,328	-		3,455,328	3,456,404	-		3,456,404
Operating lease liabilities, non-current	17,074,145	-		17,074,145	7,421,582	-		7,421,582
Total non-current liabilities	33,669,901	-		33,669,901	25,709,574	-		25,709,574
Total liabilities	59,853,499	-		59,853,499	95,958,782	-		95,958,782

Equity
Ordinary shares (No par value; 304,449,091 and 300,841,995 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	-	-		-	-	-		-
Additional paid-in capital	401,672,121	180,119,356	(1)	581,791,477	397,497,817	182,125,475	(1)	579,623,292
Accumulated other comprehensive loss	(8,701,442)	8,701,442		-	(5,306,972)	5,306,972		-
Reserves	-	20,609,133	(2)	20,609,133	-	21,997,484	(2)	21,997,484
Accumulated deficit	(260,959,274)	(209,429,931)		(470,389,205)	(219,824,176)	(209,429,931)		(429,254,107)
Total Stockholders' Equity	132,011,405	-		132,011,405	172,366,669	-		172,366,669

Non-controlling interests	(2,055)	-		(2,055)	(477,135)	-		(477,135)

Total Equity	132,009,350	-		132,009,350	171,889,534	-		171,889,534
Total Liabilities and Equity	191,862,849	-		191,862,849	267,848,316	-		267,848,316

(1)
Includes (i) $(31,869,457) (2022: $(27,304,456)) in share-based compensation payments. (ii) $2,558,882 recognized in 2023 from the acquisition of 35% of CAE’s equity interest, and (iii) additional equity of $209,429,931 recognized in 2021 from the difference between the deemed transaction price and net assets acquired related to the Combination under IFRS.

(2)
Includes (i) a reclassification of Accumulated other comprehensive loss under U.S. GAAP of $(8,701,442) (2022: $(5,306,972)), (ii) a reclassification of Additional paid-in capital under U.S. GAAP of $31,869,457 (2022: $27,304,456) in share-based compensation payments to Reserves under IFRS, and (iii) a reclassification of Additional paid-in capital under U.S. GAAP of $(2,558,882) recognized in 2023 from the acquisition of 35% of CAE’s equity interest to Reserve under IFRS.

The following table reconciles the Company’s statement of operations under U.S. GAAP for the three months ended 30 September 2023 and 2022 with its statement of operations under IFRS for the three months ended 30 September 2023 and 2022, respectively:

	For the Three Months Ended
	Unaudited 30 September 2023			Unaudited 30 September 2022
	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	5,762,831	-	5,762,831	2,096,590	-	2,096,590
Cost of goods sold	(5,045,364)	-	(5,045,364)	(2,730,920)	-	(2,730,920)
Gross profit	717,467	-	717,467	(634,330)	-	(634,330)

Selling and marketing expenses	(2,626,829)	-	(2,626,829)	(1,633,340)	-	(1,633,340)
General and administrative expenses	(9,071,910)	-	(9,071,910)	(6,220,227)	-	(6,220,227)
Research and development expenses	(1,634,796)	-	(1,634,796)	(1,796,268)	-	(1,796,268)
Total operating expenses	(13,333,535)	-	(13,333,535)	(9,649,835)	-	(9,649,835)

Loss from operations	(12,616,068)	-	(12,616,068)	(10,284,165)	-	(10,284,165)

Interest (expense) income, net	(84,573)	-	(84,573)	(110,659)	-	(110,659)
(Loss) Income from long-term investment	(107,069)	-	(107,069)	36,441	-	36,441
Loss from acquisition of Antric Gmbh	(1,316,772)	-	(1,316,772)	-	-	-
Impairment of long-term investment	(2,668)	-	(2,668)	-	-	-
Gain on redemption of convertible promissory notes	966	-	966	-	-	-
Loss on exercise of warrants	(1,134)	-	(1,134)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	15,143	-	15,143	4,280,538	-	4,280,538
Convertible bond issuance cost	-	-	-	(5,589,336)	-	(5,589,336)
Change in fair value of equity securities	(1,879,593)	-	(1,879,593)	19,052	-	19,052
Other expense, net	(111,815)	-	(111,815)	(3,483,975)	-	(3,483,975)
Loss before income taxes	(16,103,583)	-	(16,103,583)	(15,132,104)	-	(15,132,104)
Income tax expense	384	-	384	43,366	-	43,366
Net loss	(16,103,199)	-	(16,103,199)	(15,088,738)	-	(15,088,738)
Less: net loss attributable to non-controlling interests	(534)	-	(534)	(668,512)	-	(668,512)
Net loss attributable to the Company’s shareholders	(16,102,665)	-	(16,102,665)	(14,420,226)	-	(14,420,226)
					-
Other comprehensive loss					-
Foreign currency translation adjustment	(931,345)	-	(931,345)	(3,686,137)	-	(3,686,137)
Total comprehensive loss	(17,034,544)	-	(17,034,544)	(18,774,875)	-	(18,774,875)
Less: total comprehensive loss attributable to non-controlling interests	(534)	-	(534)	(454,156)	-	(454,156)
Total comprehensive loss attributable to the Company’s shareholders	(17,034,010)	-	(17,034,010)	(18,320,719)	-	(18,320,719)

The following table reconciles the Company’s statement of operations under U.S. GAAP for the nine months ended 30 September 2023 and 2022 with its statement of operations under IFRS for the nine months ended 30 September 2023 and 2022, respectively:

	For the Nine Months Ended
	Unaudited 30 September 2023			Unaudited 30 September 2022
	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	13,470,895	-	13,470,895	7,131,912	-	7,131,912
Cost of goods sold	(11,411,439)	-	(11,411,439)	(7,234,760)	-	(7,234,760)
Gross profit	2,059,456	-	2,059,456	(102,848)	-	(102,848)

Selling and marketing expenses	(7,238,563)	-	(7,238,563)	(4,259,908)	-	(4,259,908)
General and administrative expenses	(25,715,387)	-	(25,715,387)	(26,446,511)	-	(26,446,511)
Research and development expenses	(5,347,785)	-	(5,347,785)	(3,610,780)	-	(3,610,780)
Total operating expenses	(38,301,735)	-	(38,301,735)	(34,317,199)	-	(34,317,199)

Loss from operations	(36,242,279)	-	(36,242,279)	(34,420,047)	-	(34,420,047)

Interest (expense) income, net	(137,726)	-	(137,726)	176,214	-	176,214
(Loss) income from long-term investment	(236,672)	-	(236,672)	47,319	-	47,319
Loss from acquisition of Antric Gmbh	(1,316,772)	-	(1,316,772)	-	-	-
Impairment of long-term investment	(1,157,334)	-	(1,157,334)	-	-	-
Gain on redemption of convertible promissory notes	865	-	865	-	-	-
Loss on exercise of warrants	(228,749)	-	(228,749)	-	-	-
Change in fair value of convertible promissory notes and derivative liability	88,568	-	88,568	4,280,538	-	4,280,538
Convertible bond issuance cost	-	-	-	(5,589,336)	-	(5,589,336)
Change in fair value of equity securities	(1,166,125)	-	(1,166,125)	19,052	-	19,052
Other expense, net	(873,034)	-	(873,034)	(2,748,994)	-	(2,748,994)
Loss before income taxes	(41,269,258)	-	(41,269,258)	(38,235,254)	-	(38,235,254)
Income tax (expense) benefit	(25,084)	-	(25,084)	92,228	-	92,228
Net loss	(41,294,342)	-	(41,294,342)	(38,143,026)	-	(38,143,026)
Less: net loss attributable to non-controlling interests	(159,244)	-	(159,244)	(1,339,153)	-	(1,339,153)
Net loss attributable to the Company’s shareholders	(41,135,098)	-	(41,135,098)	(36,803,873)	-	(36,803,873)
					-
Other comprehensive loss					-
Foreign currency translation adjustment	(3,419,038)	-	(3,419,038)	(7,511,222)	-	(7,511,222)
Total comprehensive loss	(44,713,380)	-	(44,713,380)	(45,654,248)	-	(45,654,248)
Less: total comprehensive loss attributable to non-controlling interests	(183,812)	-	(183,812)	(994,960)	-	(994,960)
Total comprehensive loss attributable to the Company’s shareholders	(44,529,568)	-	(44,529,568)	(44,659,288)	-	(44,659,288)

As set forth above, the material differences between the U.S. GAAP and IFRS presentation with respect to the Company’s combined balance sheet as of 30 September 2023 and combined balance sheet as of 31 December 2022 are as follows:

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
e)
In 2021, the Company was deemed to have incurred non-cash listing costs of approximately $209.4 million as a result of the IFRS accounting treatment of the Combination, as Cenntro was deemed to have received a 67% controlling interest in CEGL (formerly NBG) and the Company was deemed to have incurred listing costs equaling the difference between the total deemed transaction price and total net assets. Under U.S. GAAP, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro for the net assets of CEGL (formerly NBG), accompanied by a recapitalization).

As set forth above, there is no difference between the U.S. GAAP and IFRS presentation as it relates to our combined statement of operations and comprehensive loss for the nine months ended 30 September 2023.

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

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou Machinery”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc., a non-affiliated entity, with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou Machinery is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou Machinery. On February 16, 2023, AAA appointed an arbitrator and on April 25,2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23,2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. A hearing on the motion was held on November 7, 2023, and the parties were directed by the arbitrator to submit some supplemental briefs before the arbitrator rules on the motion.

On July 22, 2022, Xiongjian Chen (the “Plaintiff") filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023, the Defendants filed a motion seeking the dismissal of that amended complaint. On July 20, 2023, the Defendants filed a motion seeking the dismissal of Plaintiff’s amended complaint. On September 22, 2023, the Plaintiff filed a motion to strike our motion to dismiss. The Defendants filed reply briefs to Plaintiff’s motion to strike on November 9, 2023.

As of the date of this report on Form 10-Q, there are three ongoing civil litigation cases between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers:

1)
On February 6, 2023, Ronda commenced a lawsuit against Newlongma in the Hangzhou Yuhang District People's Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. As of the date of this report on Form 10-Q, the proceeding trial date has not been set.

2)
On March 30, 2023, Ronda filed a lawsuit against Newlongma in the Hangzhou Yuhang District People's Court, pleading for compensation of damages for cost of auto parts for approximately $301,514. The case was docketed on July 19, 2023. and the trial date was set on August 15, 2023.

3)
On May 8, 2023, Newlongma filed a complaint against Ronda in the Longyan Yongding District People's Court, pleading for (i) termination of the cooperation agreement between Ronda and Newlongma; (ii) retention of the advance payments by Ronda for total amount of approximately $543,977; and (iii) Ronda’s payment of outstanding bills for $604,396. Ronda filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Ronda has since appealed that ruling. As of the date of this report on Form 10-Q, the proceeding trial date has not been set yet.

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

Dated: November 14, 2023.

CENNTRO ELECTRIC GROUP LIMITED

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edmond Cheng
Edmond Cheng
Chief Financial Officer
(Principal Accounting Officer)