Form 10-K
period 2023-12-31
Cenntro Inc.
filed 2024-04-01
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38544

CENNTRO INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Okerson Road Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 820-6757

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	CENN	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of March 25, 2024, there were 30,828,795 of the registrant’s common stock per value $0.0001 per share, issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $67,270,474 based upon the closing sale price of $2.89.

CENNTRO INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2023

ABOUT THIS ANNUAL REPORT

Unless the context otherwise requires, the terms “Cenntro,” the “Company,” “we,” “us,” “our” and similar terms used in this Annual Report on Form 10-K refer (i), prior to the Redomiciliation (as defined herein) to Cenntro Electric Group Limited (CEGL), an Australian corporation, and its subsidiaries, and (ii), following the Re-domiciliation, to Cenntro Inc., a Nevada corporation, and its subsidiaries (including Cenntro Electric Group Limited).

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

OTHER PERTINENT INFORMATION

This Annual Report contains our audited consolidated and combined financial statements and related notes as of December 31, 2023 and 2022 and for the fiscal years ended December 31, 2023, and 2022 (“Audited Financial Statements”). Our Audited Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Prior to the Redomiciliation and during the fiscal years ended December 31, 2023, and 2022, the Company was subject to the Australian Corporations Act 2001 (Cth) (“Corporations Act”), which requires financial statements be prepared in accordance with Australian Accounting Standards (“AASB”), equivalent to International Financial Reporting Standards (“IFRS”) and audited in accordance with Australian Auditing Standards (“ASAs”). The financial information in this Annual Report (including the information in the Audited Financial Statements) are not financial statements for the purposes of the Corporations Act and is considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory Guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with IFRS. Our combined financial statements as of December 31, 2023 and for the years ended December 31, 2023, and 2022, included in this Annual Report, are the combined financial statements of Cenntro and present periods prior to the Redomicile (as defined below). We refer to such financial statement as Cenntro’s “combined financial statements.” References to “dollars,” “$,” “U.S. dollars” and “USD” refer to United States dollars.

On December 8, 2023, the Company effected a 1-for-10 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock. All references herein to the outstanding stock of the Company have been adjusted to reflect this reverse split.

On February 27, 2024, Cenntro Electric Group Limited, a public company incorporated under the laws of Australia (“CEGL”) completed the redomiciliation of CEGL in accordance with the scheme implementation agreement, between CEGL and Cenntro Inc. (the “Redomiciliation”), a Nevada corporation (the “Company” or “Cenntro”). As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

The Redomiciliation was effected pursuant to a statutory scheme of arrangement under Australian law (the “Scheme”), whereby on February 27, 2024 (the “Implementation Date”), all of the issued ordinary shares of CEGL were exchanged for newly issued shares of common stock of the Company, on the basis of one share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for every one ordinary shares of CEGL.

The Company’s Common Stock issued in the Scheme was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

Prior to the Redomiciliation, CEGL’s ordinary shares were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and were listed on the Nasdaq Capital Market (“Nasdaq”).
Pursuant to Rule 12g-3(a) under the Exchange Act, as of the Implementation Date, the Company is the successor issuer to CEGL, the Company’s Common Stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company is subject to the periodic and current reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder.

The Company’s Common Stock began trading on Nasdaq at the start of trading on the Implementation Date under the symbol “CENN”, the same symbol under which CEGL’s ordinary shares were traded on Nasdaq prior to the Implementation Date. The new CUSIP for the Company’s Common Stock is 150964104.

Unless the context specifically states or implies otherwise references in this Annual Report on Form 10-K to “we,” “us,” the “Company”, and “Cenntro” refer to Cenntro Inc. and its subsidiaries including:

●	Able2rent GmbH (“Able2rent” when individually referenced), a German company and a 50% subsidiary of Cenntro Automotive Europe GmbH;

●	Avantier Motors Company (“Avantier” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Avantier Motors (Hong Kong) Limited (“Avantier HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Avantier;

●	Cennatic Power, Inc. (“Cennatic” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Cennatic Energy S. de R.L. de C.V. (“Cennatic MX” when individually referenced), a Mexican company and 99% subsidiary of Cennatic and 1% subsidiary of Cenntro Automotive Corporation;

●	Cenntro Automotive Corporation (“CAC” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Cenntro Automotive Europe GmbH (formerly Tropos Motors Europe GmbH or “TME”) (“CAE” when individually referenced), a German company and wholly-owned subsidiary of Cenntro Electric Group, Inc;

●	Cenntro Automotive S.A.S. (“CA COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Elecautomotiv, S.L. (“CE SPAIN” when individually referenced), a Spanish company and wholly-owned subsidiary of CE EU;

●	Cenntro Electric B.V. (“CEBV” when individually referenced), a Dutch company and wholly-owned subsidiary of Cenntro Electric Group, Inc.;

●	Cenntro Electric CIC, SRL (“CEG DOM” when individually referenced), a Dominican company and 99%-owned subsidiary of Cenntro Automotive Corporation;

●	Cenntro Electric Colombia S.A.S. (“CE COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Electric Group Limited ACN 619 054 938, (“CEGL” when individually referenced), an Australian company and wholly-owned subsidiary of Cenntro, Inc.;

●	Cenntro Electric Group (Europe) GmbH, (formerly Blitz F22-1 GmbH) (“CEGE” when individually referenced), a German company and wholly-owned subsidiary of CEBV.;

●	Cenntro Electric Group, Inc. (“CEGI” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Cenntro EV Center Italy S.R.L. (“CEV Italy” when individually referenced), an Italian company and a wholly-owned subsidiary of CE EU;

●	Cenntro Automotive Group Limited (“CAG HK” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Electric Group Limited ACN 619 054 938;

●	Cenntro Technology Corporation (“CTC” when individually referenced), a California corporation and a wholly owned subsidiary of CEGI;

●	Hangzhou Ronda Tech Co., Ltd. (“Ronda” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Cenntro Autotech Co., Ltd. (“Autotech” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Hengzhong Tech Co., Ltd. (“Hengzhong Tech” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Pikka Electric Corporation (“PEC” when individually referenced), a Delaware corporation and a wholly owned subsidiary of CEGI;

●	Shengzhou Cenntro Machinery Co., Ltd. (“Shengzhou Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Simachinery Equipment Limited (“Simachinery Equipment” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Teemak Power Corporation (“Teemak” when individually referenced), Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Teemak Power (Hong Kong) Limited (“Teemak HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Teemak;

●	Zhejiang Cenntro Machinery Co., Ltd. (“Zhejiang Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Zhejiang Sinomachinery Co., Ltd. (“Zhejiang Sinomachinery” when individually referenced), a PRC company and a wholly owned subsidiary of Simachinery Equipment Limited;

●	Jiangsu Tooniu Tech Co., Ltd. (“Tooniu” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Zhejiang Xbean Tech Co. Ltd. (“Zhejiang Xbean” when individually referenced), a PRC company and a wholly owned subsidiary of Zhejiang Sinomachinery Co., Ltd.;

PART I

Item 1.	Business

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2023, we have developed six series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™, Teemak™ and Antric One. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

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

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. Although battery pack prices have recently increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors, we anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that by 2024, average prices are expected to fall to below $100/kWh, though such reductions in average price may be delayed due to higher raw material prices in the near term. Additionally, while prices for key battery metals like lithium, nickel and cobalt have moderated slightly in recent months, BNEF expects average battery pack prices to remain elevated in 2023 at $152/kWh (in real 2022 dollars). BNEF expects battery price to start dropping again in 2024, when lithium prices are expected to ease as more extraction and refining capacity comes online. Based on the updated observed learning rate, BNEF’s 2022 Battery Price Survey predicts that average pack prices should fall below $100/kWh by 2026. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

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

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Our vehicle kits and in some cases fully assembled vehicles are completed by third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembled in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local dealers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service. Throughout 2023 we have relied on our local EV Centers to develop local dealer networks that directly sell to local customers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Jacksonville, Florida and Freehold, New Jersey. We are also in the of process establishing additional assembly facility in Ontario, California. Additionally, we expect that our acquisition of CAE (f.k.a. TME) in 2023 will further expand our local assembly capacity in the European Union for production of some of our ECV models, including the Teemak™ series, Antric products, in addition to the Metro®.

Corporate Structure and History

Cenntro Inc. was incorporated in the State of Nevada on March 9, 2023, under The Nevada Revised Statutes (the “NRS”). Our principal executive offices are located at 501 Okerson Road, Freehold, New Jersey, 07728, and our telephone number is (732) 820-6757. Our current registered office and current principal place of business in Nevada are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701. Our website address is www.cenntroauto.com.

Cenntro is a holding company incorporated in Nevada and headquartered in New Jersey. As a holding company with no material operations of its own, Cenntro Inc. conducts operations through its subsidiaries in the United States, Australia, Europe, Mexico, Hong Kong, the Dominican Republic, and in the People’s Republic of China, which we refer to as the PRC or China.

On November 5, 2021, our predecessor Naked Brand Group Limited (“NBG”) entered into an acquisition agreement with CAG to effect a combination through reverse merger which occurred on December 30, 2021 (the “Combination”), whereby NBG purchased the Cenntro Shares to effect the Combination using 174,853,546 ordinary shares (the “Acquisition Shares”) serving as good and valuable consideration. Immediately after the Closing of the Combination, we changed our name from “Naked Brand Group Limited” to “Cenntro Electric Group Limited” and the business conducted by Cenntro became the business conducted by the Company. The transaction was accounted for as a reverse recapitalization in which Cenntro was determined to be the accounting acquirer.

On February 27, 2024, our predecessor CEGL, a public company incorporated under the laws of Australia completed the Redomiciliation of CEGL. As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

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

On March 3, 2022, Cenntro Electric Group, Inc. (CEGI) acquired 100% shares of Blitz F22-1 GmbH, a shell company registered on January 13, 2022 in Germany, and then renamed it Cenntro Electric Group (Europe) GmbH (“CEGE”). On November 24, 2023, CEGI transferred 100% shares of CEGE to CEBV.

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

On December 16, 2022, CEGE invested in Antric GmbH (“Antric”) and became a 25% shareholder of Antric. On August 31, 2023, CAE acquired the other 75% shares of Antric from Eric Diederich and Moritz Heibrock, the original founders of Antric.

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

On March 29, 2023, CAC incorporated its wholly-owned subsidiary Cenntro Electric Colombia S.A.S. in Colombia.

On May 8, 2023, CEBV established a wholly-owned subsidiary in Italy named Cenntro EV Center Italy S.R.L.

On May 19, 2023, CEBV acquired 100% of equity interest in Cenntro Elecautomotiv, S.L. in Spain from an individual Don Yong Wang.

On August 3, 2023, CEGI incorporated its wholly-owned subsidiary Pikka Electric Corporation in the state of Delaware.

On August 24, 2023, CEGI incorporated its wholly-owned subsidiary Cenntro Technology Corporation in the state of California.

On March 9, 2023, Cenntro Inc. was incorporated under the laws of the state of Nevada.

On February 27, 2024, pursuant to the Redomiciliation CEGL became a wholly-owned subsidiary of Cenntro Inc. As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), if the Public Company Accounting Oversight Board (the “PCAOB”), is unable to inspect an issuer’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a U.S. stock exchange. The PCAOB issued a Determination Report on December 16, 2021 (the “Determination Report”) which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. Furthermore, the Determination Report identified the specific registered public accounting firms which are subject to these determinations. On December 23, 2022, United States Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. If trading of our shares of Common Stock is prohibited under the HFCA Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, Nasdaq may determine to delist our Common Stock.

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

Our current auditor, GGF CPA LTD (“GGF”), (fka Guangzhou Good Faith CPA LTD), the independent registered public accounting firm that issues the audit report included in this annual report on Form 10-K, as a firm registered with the PCAOB (PCAOB ID:2729), is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. GGF, whose audit report is included in this report, is headquartered in Guangzhou, China. While our auditor is based in the PRC and is registered with PCAOB and subject to PCAOB inspection, in the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading of our securities to be prohibited under the HFCA Act, and ultimately result in a determination by a securities exchange to delist the Company’s securities. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and resumed regular inspections in 2023 and beyond, as well as to continue pursuing ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCA Act, if needed.

Transfers of Cash to and from Our Subsidiaries

Cash transfers through the Company since inception are primarily attributed to: 1) capital contribution from CEGL to its subsidiaries; 2) shareholder loans from CEGL to its subsidiaries; or 3) payment from one group company to another through intercompany transactions. During the year ended December 31, 2023, the total material cash transfer of other assets within the organization was approximately USD$23 million. The transfer consisted of approximately $15.0 million loan from CEGL, to Cenntro Electric Group Inc., a wholly owned Delaware subsidiary ("CEGI)"), and approximately $8.0 million loan to Cenntro Automotive Corporation, a wholly owned Delaware subsidiary ("CAC"). There was no cash amount transferred from the operating subsidiaries to the holding companies during the year 2023 in the form of advances, dividends, or other assets. As of the date of this report, none of our operating subsidiaries have made any dividend or distributions to the holding company or through the intermediate holding companies, or to investors including U.S. investors.

Our subsidiaries are permitted to pay dividends to us only out of their accumulated profits. Additionally, each of our subsidiaries in the PRC must make appropriations from after-tax profit to a statutory surplus reserve fund. The reserve fund requires an annual appropriation of 10% of after-tax profit (determined under accounting principles generally accepted in the PRC at each year-end) after offsetting accumulated losses from prior years until such reserve reaches 50% of the subsidiary’s registered capital. The reserve fund can only be used to increase the registered capital and eliminate further losses of the respective companies under PRC regulations. These reserves are not distributable as cash dividends, loans or advances. A PRC company cannot distribute any profits until any losses from the prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were approximately $66.6 million, or 54.6% of the Company’s total consolidated net assets as of December 31, 2023.

In addition, under the regulations of the State Administration of Foreign Exchange of the PRC (“SAFE”), Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments, and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Our Industry

The ECV Market

According to a January 2022 report by Allied Market Research, the global EV market was valued at approximately $163.01 billion in 2020 and is projected to reach approximately $823.75 billion by 2030, representing a compound annual growth rate of 18.2% from 2021 to 2030. Factors such as increases in demand for fuel-efficient, high-performance and low-emission vehicles, along with stringent government rules and regulations toward vehicle emissions are expected to drive the growth of the electric vehicle market. According to Statista, in 2024 the ECV market is projected to reach  revenues of US$623.3bn globally. Statista projects that it is expected the ECV market will demonstrate a steady annual growth rate (CAGR 2024-2028) of 9.82% and projected market volume of US$906.7bn by 2028.

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

In the United States, the Biden administration announced plans to put the United States on a path to achieve net-zero emissions, economy-wide, by no later than 2050. Several states in the United States have also announced the ban of new ICE vehicles including California by 2030 and New York by 2035. In 2021, President Biden signed an executive order that mandates the replacement of all civilian federal vehicles, over 600,000 vehicles, with U.S.-made clean and zero-emission vans, trucks and passenger vehicles. The Biden administration has also announced a goal of building more than 500,000 EV chargers across the United States and has expressed its support for an expansion of federal tax credits and incentives targeted at EVs and EV manufacturing. In August 2021, the Biden Administration announced that it had set the goal for half of all new vehicles to be electric by 2030, as part of a plan that also includes construction of a nationwide network of charging stations and various financial incentives to consumers and auto industry companies. In November 2021, President Biden signed the $1.2 trillion bipartisan infrastructure bill into law, which bill includes $7.5 billion for electric vehicle charging infrastructure, $3 billion to support the domestic battery material processing industry and $3 billion to support the development of domestic battery manufacturing and recycling facilities. We believe the Biden administration’s strong support for ECVs and renewables will encourage an even more rapid shift from ICEs to ECVs in the United States, particularly in the commercial vehicle market. In August 2022, the Inflation reduction Act was signed into law marking the most significant action the U.S. Congress has taken to invest in clean energy and climate change. The Inflation Reduction Act, among other actions includes a federal tax credit for up to 30% of the sales price for commercial ECVs. The Inflation Reduction Act also allocates significant incentive funds under the Diesel Emission Reduction Act program for use in the commercial EV market. Further, in February 2023, the Biden Administration announced the latest set of actions aimed at further enhancing the U.S. EV Charging Infrastructure network.

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

Our Products

As an electric commercial vehicle (“ECV”) provider, we have developed a full line of vehicle models to meet the market demand and fit various commercial needs and applications. As of the date of this report, we offer six series of commercial vehicle models that are ready to be sold on the global markets apart from Logimax™.

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

In December 2023, the LS400 received approval from the California Air Resources Board (“CARB”) to participate in California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”) in the state of California, providing a $60,000 point-of-sale voucher for the Company’s customers. The LS400’s certification as a zero-emission vehicle cleared the way for the LS400 to be approved for participation in the HVIP.

The approval to participate in the HVIP program is awarded to vehicle manufacturers, like Cenntro, that meet specific on-road zero-emission powertrain standards in compliance with CARB regulations. California’s HVIP incentive program is intended to advance adoption and commercialization of fleet vehicles, helping to reduce the total cost of ownership of hybrid and zero-emission commercial vehicles in the state of California.

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

The LogiMax 864M (LM864H) is a 6x4 semi-tractor hydrogen fuel cells. The LMH864 has a total weight of 25 tons and is designed for short- and long-haul applications. The semi-tractor’s electric motors are fully powered by high-efficiency sustainable hydrogen fuel cells with eight 210-liter banks that convert hydrogen into electric power by combining it with oxygen, producing only water as byproduct. Additionally, the LMH864 has an operational range and refueling time comparable to many diesel trucks making it suitable for longer distances and heavy, energy-intensive responsibilities in areas where battery charging is limited. The LMH864 prototype model represents an additional zero emissions product choice from Cenntro that is performance-heavy despite also being a sustainable vehicle.

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

Antric One

The Antic One is a cargo bike designed for last mile city logistics. It is especially designed for- and useful in-narrow city streets and pedestrian zones. One unique selling proposition for the Antic One compared to other vehicles is, that the Antic One is a cargo-bike. Thus, no driver’s license is required to operate it and the Antic One is permitted to use bike lanes, what makes the vehicle particularly agile in dense city centers. Another advantage includes the Antic One’s exchangeable batteries. A battery-swap for the Antic One takes less than a minute and each swap enables the driver to ride for approximately 50 km. Compared to other cargo bikes the Antric One has a robust construction, cargo volume and payload (>2m3 volume, 270kg payload in the container). The production for Antic One began in November 2022. The production of our advanced version of the Antric One commenced in February 2024. We anticipate the advanced version of the Antric One to be less expensive to produce while maintaining its high quality. We intend to include new features to this second generation Antic One that will make riding easier and more comfortable.

Cenntro iChassis™

As a technology leader, we developed Cenntro iChassis™, which was previously referred to as the ePortee™, an open-platform and programmable (‘smart’) chassis product. The iChassis™ is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles.

Through our advancements in vehicle digitization and digital control (‘drive-by-wire’) capabilities, we commercially launched this product as an industry pioneer. The Cenntro iChassis™ allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to permit vehicles based on the programmable chassis to be driven autonomously. We sold 303 iChassis in 2023.

Our Product Development and Manufacturing Process

Our capability of vehicle development is at the core of what we believe positions us to effectively compete in the ECV market. Since inception in 2013 through December 31, 2023, we have spent approximately USD$90 million in research and development activities related to our operations, developing various technologies and products, including the following:

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

As of the date of this report, we have established and built seven manufacturing and/or assembly facilities, in Jacksonville, Florida, Ontario, California and Freehold, New Jersey in the United States, Changxing and Yangzhong in China, Herne in Germany, and Monterrey in Mexico.

Our Distribution and Service Infrastructure

We have established our distribution and service infrastructure, which consists of our wholly owned local Electric Vehicle Centers (“EV Centers”), local dealer networks, parts fulfillment centers, and local service providers. We continuously develop, expand, and improve our distribution and service infrastructure. We believe that having a good and capable distribution and service infrastructure is essential for our business. We have invested many resources to build this distribution and service infrastructure. We believe a wholly owned distribution and service infrastructure is important to an automobile manufacturer like us. To that end, we have decided to build our own distribution and service infrastructure after we secured sufficient capital to do so.

We distribute and sell our products directly by our corporate sales department or by our local EV Centers. We also distribute and sell our products through our local dealer networks in Europe and in the United States, which are developed by our local EV Centers.

We provide our services through our local EV centers, our local dealers, or our local service providers. To support our local service providers or dealers, our local EV centers provide training and support to our local dealers and local service providers.

To distribute parts for vehicle maintenance, repair, and warranty handling, we have setup two parts fulfillment centers, one in Dusseldorf, Germany and on in Freehold, New Jersey in the United States. Up on the order or request from local dealer or service provider, our central parts warehouse in China or our local parts fulfillment centers will fulfill orders or requests and delivery the parts to local dealers or service providers.

Our local EV Centers are an essential part of our distribution and service infrastructure and they are Cenntro wholly owned subsidiaries, which sign up local dealers and service providers to become Cenntro dealers and Cenntro service providers. By establishing these local dealers and service networks regionally around our EV Centers, we believe we can more seamlessly handle local sales and provide local services. Aside from developing local dealers and service providers and maintaining good relationships with them, our local EV Center will also handle local corporate users, such as national fleets.  As of December 31, 2023, we have established eleven EV Centers in Dusseldorf, Germany, Warsaw, Poland, Budapest, Hungary, Istanbul, Turkey, Barcelona, Spain, Casablanca, Morocco, Hangzhou, China, Santo Domingo, Dominican Republic, and Jacksonville, Florida and Freehold, New Jersey in the United States.

Our Parts Distribution System (“PARDISYS”)

We have invested resources into our cloud-based parts distribution system because we believe an effective and efficient parts distribution system is important for vehicle after-market support and customer satisfaction. Through our cloud-based parts distribution system we globally provide and timely deliver spare-parts to our service providers and customers. The cloud-based system also keeps our parts inventory leaner and more responsive to better manage our working capital more efficiently.

In order to satisfy that goal, we established two production-side parts warehouses in Changxing, China and Yangzhong, China which store our produced parts that can be locally sourced on a global scale. Our warehouses can send the parts globally in response to orders from our website that customers can place. Based on the local demand data, our cloud-based parts distribution system will make determinations on when to send certain parts from production-site warehouses to remote warehouses for quicker local delivery. As of December 31, 2022, we have established two spare-parts fulfillment warehouses in Dusseldorf in Germany, and Freehold, New Jersey.

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

We have leased a newly constructed battery manufacturing facility in Monterrey, Mexico to produce our advanced LFP battery for our ECVs and energy storage applications. As of the date of this report, the manufacturing and acquisition of our production equipment is complete and production equipment has been shipped to the Monterrey facility. We expect our production line installation to be installed in quarter two of 2024.

Sales and Marketing

We believe that the quality and reputation of our products and our distribution and service infrastructure will support the company’s goals to retain and attract new customers.

We distribute and sell our products to our end-customers through our wholly-owned EV Centers and through our network of Cenntro dealers and distributors. Previously, Cenntro sold its products through a channel partner network which enabled each partner to distribute products under respective private labels. While this model offered benefits of leveraging sales through each partners customer network; are partners ‘white labeled’ our vehicles which diluted our brand value and placed too much of Cenntro’s reliance in each channel partner’s ability to conduct marketing in order to drive sales. With the expansion of our product lines, our ECV distribution model required a shift from strict reliance on channel partners to a hybrid model that utilizes both select channel partners and combines direct sales with established regional dealers and branded EV Centers.

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

In 2022, Cenntro has significantly scaled its EV Center growth.  In 2022 Cenntro added six EV Centers to our global distribution system. Our first EV Center was in Dusseldorf, Germany. By the end of 2022, we opened additional EV Centers in Spain, Italy, Poland, Turkey, Morocco, and the Dominican Republic. In 2023, Cenntro opened two United States based EV Centers in Jacksonville, Florida and Freehold, NJ.   We expect Cenntro’s EV centers will support our distribution and sales goals, better align our supply with demand, add capacity for scale, stability, and reduced logistics costs. To achieve our sales and marketing goals, Cenntro is leveraging advanced cloud-based distribution technologies to move parts through our centers efficiently and accurately to better serve our global customers. As of the date of this report our eleven EV Centers are located in Dusseldorf, Germany, Barcelona, Spain, Warsaw, Poland, Budapest, Hungary, Casablanca, Morocco, Istanbul, Turkey, Santo Domingo, Dominican Republic, Jacksonville, Florida, Costa Mesa, California and Freehold, New Jersey.

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

Suppliers and Customers

Our Integrated Supply Chain

We have invested significant time and resources in developing a supply chain capable of providing all of the components and materials necessary to manufacture our ECVs. Our integrated supply chain is comprised of over 500 suppliers located in China and various other countries. Our vehicle designs share many of the same component parts, including the battery module, battery control, motor control and vehicle control, allowing us to achieve significant cost efficiencies in our supply chain. Generally, our suppliers undergo rigorous testing before we onboard them as a supplier, including quality and process auditing, product verification, regulatory compliance and reliability testing. Our suppliers must demonstrate that they can consistently deliver their specialized parts on time, while meeting our quality and product specifications. Many of our components are based on Cenntro-developed designs, and our suppliers are contractually restricted from selling our customized components to any third parties unless we discontinue our purchases from such suppliers.

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

Our Growth Strategy

We intend to be a leading global designer, developer and manufacturer of a full range of ECVs from electric light models to and heavy-duty ECVs models. The key elements of our growth strategy include:

To Expand Our Cenntro Branded Global Marketing sales and after-sales support network (i.e. EV Centers) to replace Channel Partner Network in selected countries

Until the end of 2021, we outsourced the majority of distribution and marketing for our vehicles to third party “channel partners”. Similarly, we substantially relied on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. While these relationships allowed the Company to forego expensive capital investments it significantly diluted our brand value and left the Company fully reliant on third parties to scale markets for our ECVs. To further expand our market presence and control our growth we shifted our distribution strategy to our wholly owned and operated EV Centers. In conjunction with the introduction of our new ECV models, we believe operating our own EV Centers will improve brand awareness, effectively scale market penetration and better align product supply to meet demand. Our EV Centers are established locally and provide for local marketing, sales, technical and after-market parts support. Our regional EV Centers will also recruit and develop local dealers and service providers to support expansion of their local networks.  As a result of the implementation of this new go-to-market model, in the first quarter of 2022, we terminated two channel partners in the United States.  In March 2022 and March 2023, we acquired 65% and further 35% equity interest of TME and gained complete control of our largest channel partner in Europe based in Germany.  We rebranded TME to become Cenntro Automobile Europe (i.e. CAE).

During late 2021, Cenntro Automotive Corporation (“CAC”) began utilizing one of our two facilities in Freehold, New Jersey for the trial production of our Logistar™ 400 model. We also have established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market, as well as warehousing services with a logistics company in Budapest, Hungary to house spare parts for our ECVs. We established a local assembly facility in Jacksonville, Florida, where we plan to scale assembly of the Logistar™ 400, the Metro® and the Teemak™ for distribution in the North American market. We believe maintaining a local assembly facility in Germany will provide us with access to well-established hardware and logistics systems and trained personnel. We began trial assembly operations at the Jacksonville facility in March 2023 and the Onterio facility in September 2023. We expect that our full acquisition of CAE will allow us to expand local assembly capacity in the European Union for production some of our EU ECV models, including the Metro® series, Teemak® and Antric®.

During 2022, we began to establish a hybrid distribution model that combines our EV Centers, established dealers with select channel partners. During 2023, we established eleven EV centers mainly in the US and the EU and cooperate with few channel partners in selected strategic markets, such as Japan in east-Asia. We believe transitioning our third-party reliant distribution model to a hybrid model will provide economic advantages and reduce time to market for our ECVs.

To Brand our Global Market Sales and After Sales Support Network via our EV Centers

Our manufacturing model has traditionally relied on developing supply chain relationships with component vendors and specifically through a network of third-party supply partners.  From 2022 onwards we shifted our focus from solely investing in our own manufacturing capabilities to a contract manufacturing strategy. To this end, we work closely with proven tier one suppliers for components and parts in order for the Company to utilize a less capital intensive path to product development. Correspondingly, we also re-aligned our distribution model from a majority of channel partners and country importers to building our own branded local EV Centers. Our regional EV Centers are wholly-owned subsidiaries that distribute, market, and sell parts in addition to providing after market support for Cenntro EVCs. Our implementation strategy focuses on setting EV Centers in targeted local regions to distribute our ECVs mainly through local dealer networks and value-added re-sellers. Our EV Centers also develop local dealers and service their local networks to become Cenntro dealers and Cenntro service providers. Aside from developing local dealers and service providers while maintaining good relationships with them, Cenntro’s regional EV Centers manage regional strategic accounts, including national fleets.

We believe our strategy to manage and support our own EV Center distribution network will distinguish Cenntro from other traditional EV automakers and build a solid distribution and service infrastructure in local markets. We believe this shift will enhance our market penetration, and ability to be more responsive to market feedback and customer input. Local EV Centers will bolster our local presence in sales markets to help Cenntro become perceived and associated with better products and while enhancing our ability to provide hands-on service. In the meantime, with the hybrid model, we also utilize local channel partners with their existing sales and service capabilities for quicker market penetration and reduction on capital requirements. This two-tier approach will achieve our sales control and building our own sales capability but also benefit from channel partner’s existing sales capabilities.

As of the date of this report, our distribution and service infrastructure consist of four EV Centers in Europe, three EV Centers in North & Central America, one EV Center in Turkey and one EV Center in Morocco. In 2023 we will expand more EV Centers to cover the Asia-Pacific and South America markets.

To Regionalize Manufacturing and Supply Chain

We plan to regionalize the manufacturing and supply chain relating to certain key components of our ECVs, such as vehicle upfitting and battery packs, in the geographic markets in which our ECVs are sold. In the long-term, through our deep supply chain development know-how, we plan to geographically expand our supply chain to support our planned growth. More specifically, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts from China. We believe we can reduce the overall cost of ECV assembly in certain geographical markets by shifting to a “merge in transit” model, whereby component shipments from suppliers, including local market suppliers, are consolidated at our local assembly facilities for final ECV assembly, in contrast with our current model which integrates all components into vehicle kits or fully assembled vehicles in our manufacturing facilities in China or our manufacturing partners’ facilities. We believe that investing in the regionalization of our manufacturing and supply chain can ultimately provide significant benefits to us and our channel partners. We believe sourcing our ECV components and manufacturing, assembling and selling our ECVs regionally can help us reduce costs associated with import/export taxes and shipping, further reducing vehicle production costs. In addition, we believe that regionalizing our manufacturing and supply chain will help support and strengthen our brand in the markets in which our ECVs are sold, as our operations become integrated into those markets. We believe that our deep supply chain development know-how will provide us significant advantages; however, currently, substantially all of our supply chain experience is limited to China. If we are unable to effectively manage the sourcing of our components and the responsiveness of our supply chain in areas outside of China, our business and results of operations may be harmed. It is also likely that in the early stages of our supply chain expansion, we can expect most component sources will be single-source suppliers in areas outside of China.

To Invest in our Enterprise Resource Planning and Parts Distribution Systems

To enhance vehicle after-market support and customer satisfaction, we believe an effective and efficient parts distribution system is important to develop. For this purpose, we have invested resources to build out a cloud-based automobile parts distribution system (“PARDISYS”). This cloud-based automobile parts distribution system allows us to more responsively provide and timely deliver spare parts to our service providers and global customers while maintaining a well-managed minimum parts inventory. To use PARDISYS, our  customers log in the cloud-based system to enquire and order the required spare parts. The enquiry can be made by entering the name of the part, part number, VIN number of the whole vehicle, among other search functions. There are both fuzzy inquiries and precise inquiries for searching, which brings convenience to the customers. Currently, parts, accessories and special repair tools for all Cenntro vehicles can be ordered through the PARDISYS system, and the back-office will provide the optimal distribution plan according to the customer's delivery address and warehouse inventory. PARDISYS consists of two source warehouses - Changxing Warehouse and Zhenjiang Warehouse, and two fulfilment warehouses in New Jersey, United States and Düsseldorf, Germany. The source warehouses distribute frequently used parts to the fulfilment warehouses, which ship them to customers. When parts inventory falls below the safety stock level, the fulfilment warehouses submit replenishment requests to the source warehouses to replenish the inventory to ensure the supply of frequently used parts. Non-usable parts are stored in the fulfilment warehouse and shipped directly to the customer when a customer order is placed.

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

We have also expanded our product line with the LogiMax series for the heavy duty market. The LogiMax 864M (LM864H) is a 6x4 semi-tractor hydrogen fuel cells. In 2023, we stopped the launch of LM864H due to lack of hydrogen filling infrastructure and uncertain market acceptance. As of the date of this report, we do not have any future plan to re-launch this model.

The TeeMak is an off-road vehicle designed to meet the demands of farms and ranches, corporate campuses, warehouses, construction sites, or trailing and hunting.

Our pipeline includes the Neibor® 300, an L7e Class compact electric commercial vehicle designed to complement the smaller Neibor® 150 in the European and UK markets, and the ePortee™ programmable chassis, which we also refer to as the Cenntro iChassis, which became commercially available in quarter four of 2022. In 2023, we introduced an unmanned delivery vehicle using our iChassis 100 platform and OEMed the vehicles for a third-party brand. We have also introduced a minibus product and OEMed the minibus for a third-party brand. As of the date of this report, our pipeline includes the LS210, an N1K Type electric commercial van to replace with older model, LS210.

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

Batteries are and remain, one on of the key components in the EV industry.  With the anticipated demand for EVs, it is increasing important for OEMs to control their own battery supply. To address this need, in August Cenntro announced the establishment of a separate operating division and wholly owned U.S. subsidiary Cennatic Power Inc. to manufacture advanced lithium-ion batteries to be used for its electric commercial vehicles. Our Cennatic facility is in Monterrey, Mexico and construction of the building  to house the manufacturing facility was completed in late 2022. The facility will commercially produce lithium-ion batteries with advanced features including greater temperature tolerance, faster charging time, safer operating parameters, longer life cycles and cost efficiencies. Our decision to bring the production of essential battery technologies and manufacturing process in-house can accelerate the development of our electric commercial vehicles and reduce our supply chain dependency on external suppliers. The facility’s strategic location in Mexico provides for competitive production and complements our strategy to open assembly plants that are in customers’ markets and as of the date of this report, the majority of our production equipment has been shipped to our factory. To that end, we expect to complete the production line installation in the second quarter of 2024.

To Expand Market Breadth and Depth

We expect to increase our market share in the current markets where our ECVs are sold, while simultaneously penetrating new markets worldwide. Aside from the Europe and US market, we are expanding our operations to select markets, such as Morocco, the Dominican Republic, and Turkey.

The following table summarizes the breakdown of our revenues by region for the years ended December 31, 2023 and 2022, respectively:

	For the Year Ended December 31,
	2023		2022
	$	%	$	%
United States	$34,990	4.63%	$697,452	7.80%
Europe	$1,021,205	73.45%	$7,052,452	78.87%
Asia	$16,218,398	21.76%	$1,191,931	13.33%
Others	$4,805,312	0.16%	-	-

We are currently targeting new markets where local governments have begun incentivizing a shift from ICEs to EVs. We intend to expand our reach in these markets with the efforts and market knowledge of our existing channel partners as well as by forming new partnerships and leveraging our increased brand recognition.

To Emerge as a Key Developer of Autonomous Driving Solutions

We intend to continue to invest in our smart driving technology to develop more applications using our iChassis platforms. We have developed the ePortee™, which we also refer to as the Cenntro iChassis, an open-platform and programmable vehicle chassis with digital control capabilities. The Cenntro iChassis is designed to act as a basic and core execution unit of an automated or autonomous driving vehicle. It includes application programming and communication interfaces that enable third-party autonomous driving vehicle developers to use this programmable chassis to develop various autonomous driving applications and fittings.

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

Our Consistent Launch and Homologation of New and Innovative ECV Models

Over the past calendar year, we introduced the iChassis and Minibus products for third-party OEMs that are manufactured in our facility in Changxing, China. The ePortee™, which we also refer to as the Cenntro iChassis is an open-platform and programmable chassis product. The Cenntro iChassis is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles. Through our advancements in vehicle digitization and smart components, we have equipped the Cenntro iChassis with digital control capabilities. The Cenntro iChassis allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to allow for vehicles based on the programmable chassis to be driven autonomously. We also manufacture minibus products for a global golf car manufacturer. Our minibus is a 14-seat passenger carrier mainly used for shuttling people in a closed environment, such as theme parks or tourist attractions.

These products are in addition to our five other ECV models, each of which are designed for specific geographic markets and to address additional commercial applications. The Logistar™ 400 is a U.S. Class 4 (over 14,000 lbs.) medium-duty electric commercial truck designed to meet U.S. city delivery and service needs. The Logistar™ 400 is offered in four configurations: cargo-box, van, flatbed truck, and basic chassis for upfitters. The Logistar™ 200 is a European Union N1 Class electric commercial vehicle designed to meet the European Union’s city delivery and city service requirements. The Logistar™ 200 was homologated in the European Union in January 2022 and first became commercially available in the European market in February 2021. The Logistar™ 200, is a European Union N1 Class electric commercial vehicle designed to meet the European Union’s city delivery and city service requirements. The Neibor® 150 is a European Union and UK L7e (heavy quadricycle) Class compact electric commercial vehicle designed to meet European neighborhood delivery and neighborhood service needs. The Neibor® 150 was homologated in December 2022 and first became commercially available in the European market in March, 2022. We have also developed the Teemak™, an off-road electric commercial vehicle with essentially no homologation requirements in the United States and limited certification requirements and are developing the Neibor® 300, a European Union and UK L7e (heavy quadricycle) Class compact electric commercial vehicle designed to complement the smaller Neibor® 150. See “Risk Factors-Risks Related to Our Business and Financial Results-Our future success depends on our ability to introduce new models and we may experience delays in launching and ramping up production of our new ECV models.”

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

Until approximately December 31, 2021, we outsourced the vast majority of the marketing of our vehicles to third party “channel partners” and relied substantially on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. Our relationships with such third parties, our “channel partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. With the introduction of our new ECV models, however, we have shifted the manufacturing of our vehicle kits and in some cases fully assembled vehicles to third party OEM partners and, in the case of vehicle kits, assembling them in our own facilities in North America and Europe. We have established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market, as well as warehousing services with a logistics company in Budapest, Hungary to house spare parts for our ECVs. We believe that a reinvigorated and in-house managed distribution model that is founded on local and strategically placed EV Centers together with local dealers and service networks will enhance brand recognition, provide economic advantages and reduce time to market for our ECVs. We further believe a well-developed distribution and service infrastructure is important to our brand as an automobile manufacturer. For these reasons, we have made new and expanding investments in our own distribution and service infrastructure model.

Our Core Technology

Because we design, develop and manufacture our ECVs, our technology is at the core of what we believe positions us to effectively compete and become a technology leader in the ECV market. Since inception in 2013 through December 31, 2023, we have spent approximately $90.0 million in research and development activities related to our business. Specifically, we have developed new vehicle chassis structures and digital control, smart driving and network connectivity capabilities. In addition to our significant know-how, as of December 31, 2023, we had 122 discovery patents, nine design patents and 86 innovation patents granted by the Chinese Patent Office, four design patent applications and ten discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics, vehicle control and structure, production processes and other new technologies.

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

Our Integrated Supply Chain

We have invested significant time and resources in developing a supply chain capable of providing all of the components and materials necessary to manufacture our ECVs. Our integrated supply chain is comprised of over 500 suppliers located in China and various other countries. Generally, our suppliers undergo rigorous testing before we onboard them as a supplier, including quality and process auditing, product verification, regulatory compliance and reliability testing. Our suppliers must demonstrate that they can consistently deliver their specialized parts on time, while meeting our quality and product specifications. Many of our components are based on Cenntro-developed designs, and our suppliers are contractually restricted from selling our customized components to any third parties unless we discontinue our purchases from such suppliers.

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

Strategic Channel Partner Network

In selected markets, we continue to leverage our channel partner network to distribute our ECVs around the world. Through this network, we have engaged partners for local homologation, promotion, distribution, and service in the markets they serve, and, in a limited number of cases, assembly, upfitting and customization. All our channel partners sell fully assembled ECVs under private label to the local market and provide aftermarket service to end users. Our channel partners such as HW Electro in Japan, purchase our fully assembled ECVs with HW Electro’s brand  and sell them in their respective local market.

As of December 31, 2023, we shifted our reliance on channel partners and had established eleven EV Centers which are now the base of our distribution network in addition leading our local marketing and aftermarket service.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2023, we had 122 discovery patents, nine design patents and 86 innovation patents granted by the Chinese Patent Office, and seven innovation patent applications, four design patent applications and ten discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics and structure, production processes and other new technologies. All of our patents are granted under PRC law and have not been given reciprocal treatment and protection under the laws of either the United States or the European Union. Our issued patents will begin to expire in April 2024. We intend to continue to file additional patent applications with respect to our innovation and know-how.

Our Employees

As of the date hereof, we have 315 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	7
Research and Development	64
Supply Chain Operations	36
Marketing	37
Manufacturing	77
Quality Assurance	27
Finance	25
Corporate Affairs	42

Total	315

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a limited operating history and face significant challenges in an emerging industry.

We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), electric light-duty commercial vehicle, the Metro®, in 2018. Our revenues were approximately $22.1 million for the year ended December 31, 2023. To date, we have derived our revenues principally from sales of the Metro®, Logistar™ series, Teemak™, and iChassis 100 models. We have a limited operating history on which you can base an evaluation of our business and prospects. You should consider our business and prospects in light of the risks and challenges we face in an emerging industry with limited experience to date in high volume manufacturing of electric commercial vehicles (“ECVs”), including challenges related to our ability to:

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

We incurred losses from operations of approximately $51.9 million, and $54.7 million for the years ended December 31, 2023, and 2022, respectively. We have made significant up-front investments in research and development, supply chain establishment, establishment of local assembly facilities and capacity, and channel partner development to develop and expand our business. We have spent approximately $8.5 million in research and development activities related to our operations from our inception through December 31, 2023. We expect to continue to invest significantly in research and development, manufacturing and supply chain operations to expand our business, and these investments may not result in profitability within our expected timeframe or at all.

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

In 2023, we introduced the Antric series of electric cargo bikes onto European markets, which is designed for last mile city logistics. Beginning in the fourth quarter of 2021, we introduced into the market the Neibor® and Logistar™ series of ECVs as well as the Teemak™ off-road ECV. In order to introduce new ECV models through 2024, we have to coordinate with our suppliers, manufacturing partners, channel partners and other third parties in order to ensure timely execution of the manufacturing and assembly processes. If we fail to coordinate these efforts and achieve market introduction and acceptance of our new ECV model in a timely manner, our business, financial condition, operating results and prospects could be adversely affected. In addition, we have limited experience to date in manufacturing and assembling each of our new ECV series, as well as limited experience building and ramping up multiple vehicle production lines across multiple factories (including those of our manufacturing partners) in different geographies. In order to be successful, we will need to implement, maintain and ramp-up efficient and cost-effective manufacturing capabilities between our manufacturing partners, our own facility in Changxing and our local assembly facilities. Manufacturing bottlenecks and other unexpected challenges may arise during our production ramp-up, and we must address them promptly. We may face delays in establishing and/or sustaining production and timely delivery of our new ECV models. Any delay or other complication in ramping up the production of our current or future ECV models may harm our business, financial condition, operating results and prospects.

Our operating results may be more volatile due to a shift from only a high concentration of sales in relatively few channel partners to establishing our own distribution network.

For the years ended December 31, 2023, and 2022, our three largest channel partners accounted for approximately 10.5%, and 27.6% of our sales, respectively.  As of quarter one of 2022, the company made significant changes regarding its few channel partners and shifted reliance away from select channel partners to its own distribution network through the establishment of local EV Centers. In 2022, we acquired TME inclusive of its assembly facility and distribution network in the EU. Simultaneously, and based on decreasing sales we ended our relationship with two US distributors: Ayro and Tropos. This shift in our distribution model is uncertain, and if we are unable to establish effective EV Centers that make-up for losses in revenue from our channel partners, our operating results could be materially and adversely affected.

Our reliance on our new hybrid distribution model to market, sell and service (and in certain cases, assemble and/or homologate) our vehicles is subject to substantial risks because we do not maintain control over certain of our remaining channel partners and our newly established EV Center dealerships are relatively new.

Our newly established EV Center dealerships and remaining channel partners in Japan are responsible for different portions of the sale, marketing and servicing (and for our channel partners, assembly and/or homologation) of the ECV products we sell. We do not control the actions of our channel partners. For example, we do not control how our channel partners market or sell assembled ECVs or the quality of their service on our ECVs and, with respect to the private label channel partners, we do not oversee their assembly of our ECVs.

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

As of December 31, 2022, we shifted from relying only on channel partners to a hybrid model combines distribution between our wholly owned EV Centers with local established dealers and channel partners.  We currently have eleven EV Centers worldwide and anticipate the EV Centers will lead the distribution network, however if we were to close or dissociate one or more of our EV Centers due to performance, there is no assurance that we would be able to establish a suitable replacement EV Center in the region to take up the role of marketing , distributing and after-market care our ECVs in the relevant market within a suitable timeframe or at all.

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

Substantially all of our revenue for the years ended December 31, 2023, and 2022 was derived from sales of our ECVs in North America, Europe and Asia. As of December 31, 2023, we have remaining relationships with one of our private labeling channel partners which imports completely built units and sell them in the Japanese market—as opposed to our remaining channel partners which are simply resellers of whole unit vehicles.

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

The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our ECVs at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition. For example, other foreign companies could begin manufacturing vehicles in Mexico in order to take advantage of the United States-Mexico-Canada Agreement that could allow the free flow of trade into the United States and Canada. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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

In recent years, the global transportation industry has experienced unprecedented increases in shipping rates from the trans-Pacific Ocean carriers due to various factors, including limited availability of shipping capacity. As a result, our ability to deliver our ECV units to our channel partners has been disrupted or delayed well into calendar year 2022. Additionally, the cost of shipping from China to local markets in North America and Europe had each increased substantially between March 2020 and October 2022. Such factors had, and if persistent, may continue to have a negative impact on our vehicle production, gross profit margin, product delivery time and revenue recognition. Shipping cost have increased as of the end of November 2023 due to the frequent attacks by Houthi rebels on vessels transporting goods through the Suez Canal. Shipments to EU have instead taken a route crossing  the Cape of Good Hope,  which have significantly increased shipping costs. Certain cost were stabilized as of March 2024, but the risk of higher cost volatility remains. Our operating results for the year ended December 31, 2023, have been impacted by certain capacity shortages and attacks on vessels in the Suez Canal and we expect such attacks to continue for the foreseeable future.

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

Our business plans will require additional capital in the future, including to strengthen the selling and marketing functions of our EV Centers and to develop our distribution centers for parts backed by the PARDISYS system. However, we expect to have a constrained cash outlay throughout 2024, and plan to focus on internally generated cash flow rather than on relying on the expectations of future external capital financing. To support this goal, no we do not plan to invest in any production facilities in the near future unless necessary and plan to improve our existing EV Center networks so they may be more efficient. We expect that our level of capital expenditures may be relatively lower in 2024 but may be affected by the profitability and cash generating capacities of our recently established EV Centers around the global markets. The fact that we have a limited operating history means we have limited historical data regarding the demand for our products and services and our future capital requirements. As a result, our future actual capital requirements may be uncertain and actual capital requirements may be materially different from those we currently anticipate.

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

As we shift component and vehicle kit manufacturing to qualified suppliers and manufacturing partners, we may have to shorten the useful lives of any equipment to be retired as a result, and the resulting acceleration in our depreciation could adversely affect our financial results

We have invested in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, throughout 2022 and well into 2023, we continued to shift procurement of vehicle component, and semi-knocked-down kit  manufacturing to qualified suppliers. Continuing into 2024, we have also outsourced vehicle kit manufacturing (and, in some instances, vehicle assembly) to qualified manufacturers for our new ECV series to manufacturing partners to reduce our capital expenditure requirements. As we shift component and vehicle kit manufacturing of our new ECV series to our qualified suppliers and manufacturing partners, respectively, we may have to shorten the useful life of any equipment we retire as a result, which would require that we accelerate the depreciation on such equipment. Any such accelerated depreciation on our equipment, to the extent we own such equipment, could adversely affect our results of operations.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

We may have limited insight into trends that may emerge and affect our business. This may result in our inability to accurately estimate the supply and demand for our vehicles. Beginning in the fourth quarter of 2021 and continuing into the first quarter of 2022, we introduced into the market the Neibor® and Logistar™ series of ECVs as well as the Teemak™ off-road ECV. We cannot predict whether these new ECV models will be readily adopted by channel partners and end-users in their respective markets. We may need to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our channel partners. Currently, there is limited historical basis for making judgments on the demand for our planned or existing vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our channel partners could be delayed, which would harm our business, financial condition and operating results.

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

Historically Cenntro had not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U.S. GAAP. Similarly it does not retain certain a sufficient number of professionals which to address its internal control over financial reporting in accordance with requirements applicable to public companies.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of its 2021 and 2022 financial statements, Cenntro’s management identified a material weakness in its internal control over financial reporting. Specifically, Cenntro did not historically have adequate accounting staff generally in its finance and accounting department, particularly with respect to (i) the preparation of financial statements prepared in accordance with U.S. GAAP and the inclusion of proper disclosures in the related footnotes, and (ii) the design, documentation and implementation of internal controls surrounding risk management and financial reporting processes. During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, management reassessed the Company’s internal control over financial reporting. Although controls and supervision over risk management and financial reporting processes have improved, management has concluded that the Company continues to have this material weakness in its internal control over financial reporting.

Management has taken and is continuing to take actions to remediate this material weakness and is taking steps to strengthen our internal control over financial reporting and risk management. Our Financial Controller for North America joined us in January 2022 and she is a CPA license holder. As of the date of this report, we have a total of four professionals on our Finance team in the United States including two certified public accountants (CPAs) and one staff accountant who has passed the CPA exams with public accounting experience. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. We strive to continue to take measures to improve compliance with our overall financial reporting process by (i) further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) addressing the accounting function’s staffing needs and training and strengthen our internal control processes. This material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

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

We incur significant costs related to the procuring of raw materials and components required to manufacture our vehicles. Our ECVs use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel and cobalt, as well as key component inputs such as semiconductors. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials, and could adversely affect our business and operating results. In particular, the automotive industry is currently facing a significant shortage of semiconductors. The global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. As a result, the semiconductor supply shortage has had, and will continue to have, a negative impact on our vehicle production. To date, we have experienced price decreases compared to the rising market prices in 2022, which resulted in higher vehicle costs.  The market in 2023 was favorable for the entire new energy industry in terms of vehicle costs. For example, semiconductors are no longer in short supply, and the prices of batteries, motors and electronic controls have all fallen.

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

    Significant developments in alternative technologies, such as advanced diesel, ethanol, hydrogen fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, financial condition, operating results and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay the development and introduction of new and enhanced ECVs, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

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

    To the extent U.S. or international laws change, some or all of our vehicles may not comply with any new applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results will be adversely affected. Similarly, compliance with various regulations pertaining to ECVs in our various target markets may limit our ability to sell certain of our ECV models in such markets.

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

Risks Related to Information Technology, Data Security, and Privacy

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

These laws, rules, and regulations are constantly evolving and may be interpreted, applied, created, or amended in a manner that could harm our current or future business and operations and may result in ever increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Any significant changes to applicable laws, regulations, or industry practices regarding the use, transfer, or disclosure of individual data, or regarding the manner in which the express or implied consent of individuals for the use and disclosure of such data is obtained - or in how these applicable laws, regulations, or industry practices are interpreted and enforced by state, federal, and international privacy regulators - could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that individuals share with us, should we begin to collect such data.

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

Breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers could have a material adverse effect on our reputation and brand, harm our business, prospects, financial condition, results of operations, and cash flows, and subject us to legal or regulatory fines or damages.

Threats to networks and information technology infrastructure are increasingly diverse and sophisticated. Traditional computer “hackers,” malicious code (such as viruses and worms), phishing attempts, employee theft or misuse, denial of service attacks, ransomware attacks, and sophisticated nation-state and nation-state supported actors engage in intrusions and attacks that create risks for our (and our suppliers’) internal networks, vehicles, infrastructure, and cloud deployed products and the information they store and process, including personal information of our employees and customers, including names, accounts, user IDs and passwords, vehicle information, and payment or transaction related information. Although we have implemented security measures designed to prevent such attacks, our networks and systems may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and as a result, an unauthorized party may obtain access to our systems, networks, or data, resulting in data being publicly disclosed, altered, lost, or stolen, which could subject us to liability and adversely impact our financial condition. Further, any breach in our data security could allow malicious parties to access sensitive systems, such as our product lines and the vehicles themselves. Such access could adversely impact the safety of our employees and customers. We and our suppliers have been and continue to be subject to ransomware and phishing attacks. While we seek to learn from all attacks directed at us and implement remedial measures where necessary under the framework of our cybersecurity risk management program we have developed and expect our suppliers to do the same, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. We also face increasing and evolving disclosure obligations related to cyber and other security events. Despite our cybersecurity risk management program and processes, we may fail to meet our existing or future disclosure obligations and/or may have our disclosures misinterpreted.

Any actual, alleged, or perceived failure to prevent a security breach or to comply with our privacy policies or privacy-related legal obligations, failure in our systems or networks, or any other actual, alleged, or perceived data security incident we or our suppliers suffer, could result in: damage to our reputation; negative publicity; loss of customers and sales; loss of competitive advantages over our competitors; increased costs to remedy any problems and provide any required notifications, including to regulators and individuals, and otherwise respond to any incident; regulatory investigations and enforcement actions; costly litigation; and other liabilities. In addition, we may incur significant financial and operational costs to investigate, remediate, and implement additional tools, devices, and systems designed to prevent actual or perceived security breaches, and other security or privacy-related incidents, as well as costs to comply with any notification obligations resulting from any such incidents. Further, we could also be exposed to a risk of loss or litigation and potential liability under laws, regulations, and contracts that protect the privacy and security of personal information. Any of these negative outcomes could adversely impact the market perception of our products and customer and investor confidence in our Company, and would materially and adversely affect our business, prospects, financial condition, results of operations, or cash flows.

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

On February 17, 2023, the CSRC issued the Overseas Offering and Listing Measures, which provides principles and guidelines for direct and indirect issuance of securities overseas by a Chinese domestic company. Under the Overseas Offering and Listing Measures, the substance rather than the form of issuance will govern when determining whether an issuance constitutes “indirect issuance of securities overseas by a Chinese domestic company”, and an issuance meeting the following two conditions simultaneously will be deemed as an “indirect issuance of securities overseas by a Chinese domestic company”: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by domestic enterprises, and (ii) the principal business is conducted or the principal business place is within the territory of mainland China, or the majority of senior management in charge of business operation are Chinese citizens or have habitual residence within the territory of mainland China. In the event any listing or issuance of securities has fallen under this definition, the issuer shall assign one of its related major Chinese domestic operating entities to make filings with the CSRC within three business days after its initial public offering or any offerings after the initial public offering. As the Company is an Australian company with (i) only partial business operations conducted within the territory of mainland China constituting less than 50% of our total financials on a consolidated basis, and (ii) does not have its principal business conducted or the principal business place within the territory of mainland China, or have majority of senior management in charge of business operation are Chinese citizens or have habitual residence within the territory of mainland China, we understand the Company’s listing and issuance of securities on Nasdaq will not constitute an indirect issuance of securities overseas by a Chinese domestic company under the Overseas Offering and Listing Measures. However, even if we were subject to the Overseas Offering and Listing Measures according to the Overseas Offering and Listing Notice, an issuer who has completed overseas issuance and listing before March 31, 2023 like us is not required to file with the CSRC for the offering or listing that is already completed but is required to make filings with the CSRC for its follow-on financing activities involving overseas offering or listing after the effective date of the Overseas Offering and Listing Measures. As such, we are not required to make filings with CSRC under the Overseas Offering and Listing Measures unless we qualify under the above criteria and conduct new overseas offerings of our securities in the future. As the Overseas Offering and Listing Measures is recently issued and the interpretations and implementation of such regulation still involve uncertainties, we cannot assure you that the Company, and its subsidiaries can complete the filings with the CSRC if the Company become subject to the Listing Measures intends to conduct new overseas offerings of its securities after March 31, 2023. In addition, since regulatory regime of the PRC for securities activities continues to rapidly evolve, we cannot assure you that we will not be required in the future to make filings with or obtain approvals from the CSRC or potentially other regulatory authorities in order to maintain the listing status on Nasdaq due to changes or passing of applicable laws, regulations, or interpretations in the future. In the event that it is determined that the Company, and its subsidiaries are required to make filings with or obtain approval from the CSRC or any other regulatory authority but fail to make such filings or obtain such approvals timely or at all, the PRC subsidiaries of the Company may be subject to non-compliance rectification order, warning letters or fines, which could materially and adversely affect our business, financial condition, and results of operations, and/or the value of our Common Stock, or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

The reporting currency of our U.S. subsidiary is the U.S. Dollar while our Chinese subsidiaries’ functional currency is RMB. Our Audited Financial Statements are presented in USD and will be affected by the foreign exchange rate of the Renminbi (“RMB”) against the USD. During the years ended December 31, 2023, and 2022, significant portions of our revenues were derived from the sales in the European Union and United States, denominated in Euros or USD, respectively, while our costs and expenses were primarily incurred in the PRC (and denominated in RMB). The value of the RMB against the Euro, USD and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, as well as currency market conditions and other factors.

Since July 21, 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is difficult to predict how market forces or PRC, U.S. or EU government policy may impact the exchange rate between the RMB and the USD or Euro, respectively, in the future. For instance, during the year ended December 31, 2023 the RMB depreciated against the USD by approximately 8%.

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

If our stockholders who are PRC residents or entities do not complete their registration with the local SAFE branches, our PRC subsidiaries may be prohibited from distributing their profits and any proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with SAFE registration requirements could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interests in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain, any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

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

Risks Related to Our Common Stock

Our common stock may be delisted under the Holding Foreign Companies Accountable Act if the PCAOB is unable to inspect our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states if the SEC determines that a company has filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such Common Stock from being traded on a national securities exchange or in the over-the-counter trading market in the U.S.

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

Our current auditor, GGF, the independent registered public accounting firm that issues the audit report included in this annual report on Form 10-K, as a firm registered with the PCAOB (PCAOB ID:2729), is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. GGF, whose audit report is included in this report, is headquartered in Guangzhou, China, and, as of the date of this annual report, was not included in the list of PCAOB Identified Firms in the Determination Report.  Recent developments create uncertainty as to the PCAOB’s continued ability to conduct inspections of our independent accounting firm GGF.

Our ability to retain an auditor subject to the PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. With respect to audits of companies with operations in China, such as the Company, there are uncertainties about the ability of our auditor to fully cooperate with a request by the PCAOB for audit working papers in China without the approval of Chinese authorities. If the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Company’s Common Stock and negatively impact the price of the Common Stock. Accordingly, the HFCAA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

Our Common Stock price may be volatile, and the value of our Common Stock may decline.

The market price of our Common Stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	our future financial performance, including expectations regarding our revenue, expenses and other operating results;

•	changes in customer acceptance rates or the pricing of our vehicles;

•	delays in the production of our vehicles;

•	our ability to establish new channel partners and successfully retain existing channel partners;

•	our ability to anticipate market needs and develop and introduce new and enhanced vehicles to adapt to changes in our industry;

•	the success of our competitors;

•	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

•	the stock price performance of other companies that investors deem comparable to us;

•	announcements by us or our competitors of significant business developments, acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

•	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

•	changes in our capital structure, including future issuances of securities or the incurrence of debt;

•	changes in senior management or key personnel;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, investigations, inquiries or litigation;

•	the inherent risks related to the electric commercial vehicle industry;

•	the trading volume of our Common Stock; and

•	general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Common Stock. In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Concentration of ownership among our executive officers, directors and their affiliates, may prevent new investors from influencing significant corporate decisions.

As of December 31, 2023, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 24.9% of our outstanding Common Stock. In particular, as of December 31, 2023, Mr. Peter Z. Wang, our Chief Executive Officer, beneficially owned approximately 23.7% of our outstanding Common Stock.

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

Future sales of our Common Stock by us in the public market could cause the market price of our Common Stock to decline. The issuance of additional Common Stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other shareholders.

Sales of a substantial number of Common Stock in the public market, including sales of Common Stock or securities convertible into Common Stock under our existing universal shelf registration statements on Form F-3, filed with the SEC on May 18, 2021, and January 6, 2022, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that any such sales may have on the prevailing market price of our Common Stock.

The issuance of additional Common Stock in the future will result in dilution to all other shareholders. In addition, we expect to grant equity awards to employees, directors and consultants under our equity incentive plans. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional share capital may cause shareholders to experience significant dilution of their ownership interests and the per share value of our Common Stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Common Stock could decline.

The market price and trading volume of our Common Stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If industry analysts cease coverage of us or if securities analysts do not publish research or reports about our business, the price of our Common Stock may be negatively affected. If securities or industry analysts downgrade our Common Stock or publish negative reports about our business, the price of our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause a decline in the price of our Common Stock and could decrease the trading volume of our Common Stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

We have never declared or paid any cash dividends on our Common Stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, you may need to rely on sales of our Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements could result in a de-listing of our Common Stock.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our Common Stock on the Nasdaq Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”). If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum stockholder’s equity requirement, the minimum bid price requirements or the minimum market value of publicly held shares requirement, Nasdaq staff may take steps to de-list our Common Stock. A notice of de-listing or any de-listing would likely have a negative effect on the price of our Common Stock and may impair our stockholders’ ability to sell our Common Stock when they wish to do so. In the event that we receive a notice of de-listing, we would plan to take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock maintaining its listing, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404 and disclosure obligations regarding executive compensation. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of June 20, 2018, which was the date of the first sale of our Common Stock pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our share price may be more volatile.

The Nevada Revised Statutes contain anti-takeover provisions, which may discourage a third-party from acquiring us and adversely affect the rights of holders of our Common Stock.

The Nevada Revised Statutes contain certain provisions that could limit the ability of others to acquire control of our Company. In addition, Nevada law restricts the ability of a corporation to engage in any combination with an interested stockholder for three years from when the interested stockholder acquires shares that cause the stockholder to become an interested stockholder, unless the combination or purchase of shares by the interested stockholder is approved by the Board of Directors before the stockholder became an interested stockholder. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions that you desire. Additionally, our Chairman and Chief Executive Officer, Peter Z. Wang has considerable influence over the composition of our Board. See “⸺Concentration of ownership among our executive officers, directors and their affiliates, may prevent new investors from influencing significant corporate decisions.”

Item 1B.	Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 1C.	Cybersecurity.

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

While to our knowledge no previous cybersecurity incidents have occurred, we seek to continuously expand and improve our information technology systems, including implementing new internally developed and/or external industry standard enterprise resource planning systems (“ERP systems”), to assist us in the management of our business. We maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber-attacks. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance and supply chain processes. Elements our cybersecurity information technology measures include efforts to identify, prevent, detect, mitigate, and remediate cybersecurity risks and incidents through:

• Cybersecurity risk assessments for identification of material cybersecurity risks to our critical systems, information, products, and our technology environment;

• Security personnel and vendors responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

• Training and awareness programs for our personnel and senior management to drive adoption and awareness of cybersecurity processes and information technology measures;

• A cybersecurity monitoring program responsible for tools that produce alerts and reports of suspicious activity for the prevention of and response to cybersecurity incidents;

• Internal testing and assessments, where appropriate, of our cybersecurity information technology measures;

• Management of external consultants and services engaged by us, where appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity information technology measures; and

• A third-party risk management process for evaluating cybersecurity threats associated with our use of service providers, suppliers, and vendors.

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

The risks from cybersecurity threats are monitored and managed by the Company’s information systems team members who have relevant expertise with such potential threats, and who operate in collaboration with other Company functions. The Company’s Audit Committee is responsible for overseeing cybersecurity risk and are informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.

Item 2.	Properties.

We currently own one facility in Changxing, China, which is approximately 165,800 square feet, and is primarily used for engineering and production of vehicle kits of the Metro® and assembly of certain ECV models for export and logistics operations. We currently lease eighteen facilities and offices located in the United States, Germany, Mexico and China. One of our existing United States facilities located in Freehold, New Jersey, is approximately 9,750 square feet and is used primarily for the trial production of our Logistar™ 400 model and warehousing. Our second existing facility in Freehold, New Jersey is approximately 2,600 square feet and is used as our corporate headquarters. The third facility in Howell, New Jersey includes two units with a combined space of 41,160 square feet and is used to supplement the first New Jersey facility for production.  Our leased China facility is located in Hangzhou, Zhejiang Province, with approximately 15,456 square feet of office space primarily used as regional headquarters, as well as for research and development, supply-chain management, and sales operations.

In January 2022, we established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market. Our European Operations Center is approximately 27,220 square feet.

We established a local assembly facility and EV Center in Jacksonville, Florida. The assembly factory is where we plan to assemble the Logistar™ 400 and the Teemak™ for eventual sale in the North American market. We began trial assembling operations at the Jacksonville facility in March 2023. Our Florida based EV Center is approximately 12,000 square feet and is our flagship EV Center for sales and support functions.

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

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of this report, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and arbitrator and on April 25,2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23,2023, Shengzhou filed a response in opposition to the motion to dismiss the arbitration demand. A hearing on the motion to dismiss was held on November 7, 2023. On January 29, 2024, the arbitrator issued his opinion and order denying Tropos Technologies, Inc.’s motion to dismiss.

On July 22, 2022, Xiongjian Chen (the “Plaintiff") filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On July 20, 2023, the Defendants filed a motion seeking the dismissal of that amended complaint. On July 20, 2023, the Defendants filed a motion seeking the dismissal of Plaintiff’s amended complaint. On September 22, 2023, the Plaintiff filed a motion to strike our motion to dismiss. The Defendants filed reply briefs to Plaintiff’s motion to strike on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot.

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, Ronda commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers in the Hangzhou Yuhang District People's Court (the “Court”), under which Ronda pled for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages equal to approximately $453,290. The mediation date was set for March 3, 2023 and subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on  October 17, 2023. On March 5, 2024, the Court issued a judgment ruling: (1) Newlongma was to return advance payments plus 100% damages totaling $869,702; (2) Ronda was to pay for outstanding invoices totaling $583,813; and (3) that all agreements between the parties were to be terminated, including the vehicle purchase orders which have not been fulfilled. Newlongma is dissatisfied with this third judgment and filed an appeal on March 21, 2024. We will prepare relevant defense materials.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our Common Stock are currently quoted on the Nasdaq Capital Markets under the symbol “CENN”. We had 30,828,778 shares of Common Stock issued and outstanding as of December 31, 2023.

The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock.

	High	Low
Fiscal Year Ended December 31, 2023(1)
First Quarter	$0.87	$0.35
Second Quarter	$0.49	$0.28
Third Quarter	$0.50	$0.23
Fourth Quarter	$1.59	$1.21

Fiscal Year Ended December 31, 2022
First Quarter	$5.57	$1.05
Second Quarter	$2.30	$1.34
Third Quarter	$1.82	$0.95
Fourth Quarter	$1.20	$0.26

(1)	Accounts for a 1:10 reverse stock spit effective as of December 8, 2023.

Holders of Capital Stock

As of December 31, 2023, we had 191 holders of our Common Stock.

Stock Option Grants

As of the date of this Annual Report, options to purchase an aggregate of 2,202,248 shares of Common Stock have been granted and 5,147 shares of Common Stock have been issued under the 2023 Plan.

Transfer Agent

The transfer agent for our Common Stock is Continental Stock Transfer & Trust Company. The transfer agent’s address is 1 State Street, 30th Floor, New York, NY 10004.

Dividends

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Except as set forth below or in a Current Report on Form 6-K or 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act other than the following transaction pursuant to the Redomiciliation:

On February 27, 2024, the Company completed the Redomiciliation. In connection with the Redomiciliation, Cenntro issued 30,828,778 (thirty million, eight hundred and twenty-eight thousand, seven hundred and seventy-eight) shares of common stock, on the basis of one share of common stock for every one ordinary share of CEGL issued and outstanding prior to the Redomiciliation. The Redomiciliation was effected pursuant to a statutory scheme of arrangement under Australian law (the “Scheme”). The issuance of Cenntro’s shares of common stock in the Scheme was exempt from registration under the Securities Act in reliance on Section 3(a)(10).

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

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2023, we have developed six series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™, Teemak™ and Antric One. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

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

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. Although battery pack prices have recently increased and may continue to increase in the near-term due to the rising price of lithium as a result of COVID-19 and other factors, we anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that by 2024, average prices are expected to fall to below $100/kWh, though such reductions in average price may be delayed due to higher raw material prices in the near term. Additionally, while prices for key battery metals like lithium, nickel and cobalt have moderated slightly in recent months, BNEF expects average battery pack prices to remain elevated in 2023 at $152/kWh (in real 2022 dollars). BNEF expects battery price to start dropping again in 2024, when lithium prices are expected to ease as more extraction and refining capacity comes online. Based on the updated observed learning rate, BNEF’s 2022 Battery Price Survey predicts that average pack prices should fall below $100/kWh by 2026. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

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

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Our vehicle kits and in some cases fully assembled vehicles are completed by third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembled in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local dealers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service. Throughout 2023 we have relied on our local EV Centers to develop local dealer networks that directly sell to local customers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Jacksonville, Florida and Freehold, New Jersey. We are also in the of process establishing additional assembly facility in Ontario, California. Additionally, we expect that our step acquisition of CAE (f.k.a. TME) in 2023 will further expand our local assembly capacity in the European Union for production of some of our ECV models, including the Teemak™ series, Antric products, in addition to the Metro®.

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

Net revenues ended December 31, 2023 and 2022 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260 and Logistar™ 100, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification .

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the years ended December 31, 2023 and 2022.

	Year ended December 31
	2023	2022

Gross margin of vehicle sales	11.7%	-0.27%

Gross margin of vehicle sales . Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Year Ended December 31,
	2023	2022
	(Expressed in U.S. Dollars)
Combined Statements of Operations Data:
Net revenues	22,079,905	8,941,835
Cost of goods sold	(19,821,645)	(9,455,805)
Gross profit/(loss)	2,258,260	(513,970)
Operating Expenses:
Selling and marketing expenses	(7,868,773)	(6,525,255)
General and administrative expenses	(35,768,786)	(32,822,709)
Research and development expenses	(8,469,241)	(6,362,770)
Provision for doubtful accounts	—	(5,986,308)
Reverse of Deferred tax liabilities	—	898,632
Impairment of ROU	—	(371,695)
Impairment of Intangible assets	—	(2,995,440)
Impairment of PPE	(431,319)	(550,402)
Total operating expenses	(52,538,119)	(54,715,947)

Loss from operations	(50,279,859)	(55,229,917)

Other Income (Expense):
Interest expense, net	402,414	(844,231)
(Loss) Income from equity method investments	(222,349)	(12,651)
Other (expense) income, net	621,633	(924,867)
Loss on redemption of convertible promissory notes	12,507	(7,435)
Change in fair value of convertible promissory notes and derivative liability	75,341	(37,774,928)
Change in fair value of equity securities	(2,600,721)	(240,805)
Convertible bond issuance cost	—	(5,589,336)
Foreign currency exchange loss, net	(848,781)	(409,207)
Impairment of Goodwill	—	(11,111,886)
Gain (loss)from cross-currency swaps	8,664	—
Impairment of Long-term investments	(1,155,411)
loss from acquisition of Antric	(136,302)
Loss on exercise of warrants	(228,903)	—
Loss before income taxes	(54,351,767)	(112,145,263)
Income tax expense	(8,988)	—
Net loss	(54,360,755)	(112,145,263)
Less: net loss attributable to non-controlling interests	(161,430)	(2,057,022)
Net loss attributable to shareholders of the Company	(54,199,325)	(110,088,241)

Comparison of the Years Ended December 31, 2023 and 2022

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Net revenues:
Vehicle Sales	$20,344,889	92.1%	$8,235,053	92.1%
Spare-part sales	1,554,311	7.1%	304,506	3.4%
Other sales	180,705	0.8%	402,276	4.5%
Total net revenues	$22,079,905	100.00%	$8,941,835	100.00%

Net revenues for the year ended December 31, 2023 were approximately $22.1 million, an increase of approximately $13.1 million or 146.9% from approximately $8.9 million for the year ended December 31, 2022. The increase in net revenues in 2023 was primarily attributed to an increase in vehicle sales by approximately $12.1 million and an increase in spare-part sales by approximately $1.2 million, offset by the decrease in service revenue of approximately $0.2 million.

For the year ended December 31, 2023, we sold 1,135 ECVs, including 261 fully assembled Metro® units, 172 fully assembled Logistar™ 200 units, 214 fully assembled Logistar™ 100 units, 13 fully assembled Teemak™ units, 210 fully assembled Logistar™ 260 units, one fully assembled Logistar™ 400 units,  193 fully assembled Avantier™ units, 8 Neibor® 150 units, 42 Clubcar units and 21 Antric® V5 units, compared with 458 ECVs for the year ended December 31, 2022, including 48 Metro® vehicle kits, 200 fully assembled Metro® units, one fully assembled Neibor® 150 unit, 205 fully assembled Logistar™ 200, one fully assembled Teemak™ and three fully assembled iChassis 100.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the European Union during the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, net revenues from Europe, North America, Asia (including China) and Latin America as a percentage of total revenues was 73.4%, 4.6%, 21.8% and 0.2%, respectively, compared to 78.9%, 7.8%, 13.3% and nil, respectively for the corresponding period in 2022.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Cost of goods sold:
Vehicle Sales	$(17,375,714)	87.7%	$(6,852,852)	72.5%
Spare-part sales	(1,534,172)	7.7%	(190,241)	2.0%
Other sales	(253,136)	1.3%	(257,312)	2.7%
Inventory write-down	(658,622)	3.3%	(2,155,400)	22.8%
Total cost of goods sold	$(19,821,645)	100.00%	$(9,455,805)	100.00%

Cost of goods sold for the year ended December 31, 2023 was approximately $19.8 million, an increase of approximately $10.4 million or approximately 109.6% from approximately $9.5 million for the year ended December 31, 2022. The increase in cost of goods sold in 2023 was primarily attributable to the increase of cost of vehicle sales of approximately $10.5 million. The increase of cost of vehicle sales was mainly caused by the increased vehicle sales during the year 2023. The increase cost per vehicle was also partly attributable to the additional ocean shipping between continents, as the Company shift from recognizing revenue with FOB terms to recording revenue on local direct pricing in the European and the US market which covered ocean shipping.

Gross Profit/(Loss)

Gross profit for the year ended December 31, 2023 was approximately $2.3 million, an increase of approximately $2.8 million from approximately $0.5 million of gross loss for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, our overall gross margin was approximately 10.2% and -5.7%, respectively. Our gross margin of vehicle sales for years ended December 31, 2023 and 2022 was 11.7% and -0.27%, respectively. The increase of our gross profit was caused by (i) the decrease in inventory write-down of approximately $1.5 million; (ii) the realized gross margin of Logsitar®100 and our newly introduced Logsitar®260 was approximately 25.4% and 18.8%, respectively. Both of the models only began sales in 2023.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2023 were approximately $7.9 million, an increase of approximately $1.3 million or approximately 20.6% from approximately $6.5 million for the year ended December 31, 2022. The increase in selling and marketing expenses in 2023 was primarily attributed to the increase in service fees related to European market and distribution channel research and salary and social insurance of approximately $1.6 million and $0.7 million, respectively, offset by a decrease in marketing expense of approximately $1.1 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were approximately $35.8 million, an increase of approximately $2.9 million or approximately 9.0% from approximately $32.8 million for the year ended December 31, 2022. The increase in general and administrative expenses in 2023 was primarily attributed to (i) an increase in share-based compensation of approximately $1.4 million, (ii) an increase in ROU amortization of approximately $2.1 million, (iii) an increase in ROU interest expense of approximately $1.0 million, (iv) an increase in office expense of approximately $0.6 million, (v) an increase in others of approximately $0.4 million, which mainly  related to garage liability insurance fee, and (vi) the increase in rental expense, travelling fee, freight and depreciation of approximately $0.6 million, $0.3 million, $0.3 million and $0.6 million, respectively, offset by the decrease in salary and social care expense and FOH stripping fee of approximately $2.8 million and $1.8 million, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were approximately $8.5 million, an increase of approximately $2.1 million or approximately 33.1% from approximately $6.4 million for the year ended December 31, 2022. The increase in research and development expenses in 2023 was primarily attributed to the increase in design and development expenditures and salary expense of approximately $1.0 million and $1.4 million, respectively, offset by a decrease in development fee related to enhancing quality of approximately $0.5 million.

Interest income (expense), net

Interest income (expense), net, consists of interest income on deposit and short-term products and interest expense on convertible bonds. Net interest income was approximately $0.4 million for the year ended December 31, 2023, a change of approximately $1.2 million or approximately 146.3% compared to the approximately $0.8 million in interest expense for the year ended December 31, 2022. The change was primarily attributable to (i) a decrease in interest expense to convertible bonds of approximately $1.1 million; (ii) the increase in interest income of approximately $0.7 million from short-term money market investment; (iii) offset by a decrease in interest income of approximately $0.6 million from bank deposit.

Other income (expense), net

Other income net for the year ended December 31, 2023 was approximately $0.6 million, representing a change of approximately $1.5 million compared to approximately $0.9 million of other expense, net for the year ended December 31, 2022. The change of other income in 2023 compared to 2022 was primarily attributable to the decrease in litigation compensation of approximately $1.3 million paid to Sevic Systems SE over IP dispute and an increase of approximately $0.3 million in liquidation income from Shengzhou Cenntro Machinery Co., Ltd. and Zhejiang Xbean Tech Co. Ltd. during the year 2023.

Change in fair value of convertible promissory notes and derivative liability

An income in the change in fair value of convertible promissory notes and derivative liability for the year ended December 31, 2023 was approximately $0.08 million compared to approximately $37.8 million of a loss in the change in fair value of convertible promissory notes and derivative liability for the year ended December 31, 2022. The less loss derived from fair value change was primarily caused by the reduced volatility of Company’s stock price, which stabilizes the probability of exercising the mandatory redemption rights of the Company’s convertible promissory notes and cashless exercising the warrants.

Change in fair value of equity securities

A loss in the change in fair value of equity securities for the year ended December 31, 2023 was approximately $2.6 million compared to approximately $0.2 million of a loss in the change in fair value of equity securities for the year ended December 31, 2022. The increased loss was attributed to a downward adjustment of approximately $2.3 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, and a loss of $1.4 million related to the redemption of $1 million of Micro Money Fund, offset by an upward adjustment of approximately $1.0 million from our investment on partnership shares in MineOne Fix Income Investment IL.P with an original investment value of $25 million.

Foreign currency exchange loss, net

Foreign currency exchange loss, net for the year ended December 31, 2023 was approximately $0.8 million, an increase of $0.4 million compared with approximately $0.4 million for the year ended December 31, 2022.

Impairment of ROU, intangible assets, goodwill, PPE and reversal of deferred tax liabilities

Impairment of ROU, intangible assets, goodwill, and PPE of approximately were nil, nil, nil, $0.4 million for the year 2023 compared to approximately $0.4 million, $3.0 million, $11.1 million, and $0.6 million respectively for the year 2022. The impaired ROU, intangible assets, goodwill and PPE were one-off events all related to the acquisition of CAE closed as of March 23, 2022. Impairments to these assets were provided due to the underperformance of CAE to earn revenue as projected during 2022, which was significantly and negatively influenced by the regional conflict in the European continent and distortion of energy prices during the year 2022.  A Reversal of deferred tax liabilities of approximately $0.9 million was recognized given the impairment of intangible assets related to CAE being provided during the year 2022, no deferred tax liabilities were reversed during the year 2023.

Impairment of long-term investments

Impairment of Long-term investments for the year ended December 31, 2023 was approximately $1.2 million compared to nil of impairment of long-term investments for the year ended December 31, 2022. The impairment was attributed to a downward adjustment of the fair value on the 25% acquisition of Antric.

Loss from acquisition of Antric

Loss from acquisition of Antric for the year ended December 31, 2023 was approximately $0.1 million compared to nil of loss from acquisition of Antric for the year ended December 31, 2022.

Non-GAAP Financial Measures

Adjusted EBITDA for the Years Ended December 31, 2023 and 2022

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2023	2022
	(Unaudited)
Net loss	$(54,360,755)	$(112,145,263)
Interest expense, net	(402,414)	844,231
Income tax expense	24,919	—
Depreciation and amortization	1,570,313	953,872
Share-based compensation expense	5,230,273	4,031,629
Expenses related to TME Acquisition	—	348,987
Expenses related to one-off payment inherited from the original Naked Brand Group	—	8,299,178
Impairment of goodwill	—	11,111,886
Convertible bond issuance cost	—	5,589,336
Loss on redemption of convertible promissory notes	(12,507)	7,435
Loss on exercise of warrants	228,903	—
Change in fair value of convertible promissory notes and derivative liability	(75,341)	37,774,928
Loss from acquisition of Antric	136,302	—
Adjusted EBITDA	$(47,575,571)	$(43,183,781)

The following table reconciles the Group‘s audited balance sheet under U.S. GAAP with its audited balance sheet under IFRS as of 31 December 2023 and 2022, respectively:

	For the Year Ended
	31 December 2023				31 December 2022
Balance Sheet:	U.S. GAAP	IFRS Difference		IFRS	U.S. GAAP	IFRS Difference		IFRS
Current assets
Cash and cash equivalents	29,375,727	-		29,375,727	153,966,777	-		153,966,777
Restricted cash	196,170	-		196,170	130,024	-		130,024
Short-term investment	4,236,588	-		4,236,588	-	-		-
Accounts receivable, net	6,530,801	-		6,530,801	565,398	-		565,398
Inventories	43,909,564	-		43,909,564	31,843,371	-		31,843,371
Prepayment and other current assets	20,391,150	-		20,391,150	16,138,330	-		16,138,330
Amount due from related parties - current	287,439	-		287,439	366,936	-		366,936
Total current assets	104,927,439	-		104,927,439	203,010,836	-		203,010,836

Non-current assets
Long-term investments	4,685,984	-		4,685,984	5,325,741	-		5,325,741
Investment in equity securities	26,158,474	-		26,158,474	29,759,195	-		29,759,195
Property, plants and equipment, net	20,401,521	-		20,401,521	14,962,591	-		14,962,591
Goodwill	223,494	-		223,494	-	-		-
Intangible assets, net	6,873,781	-		6,873,781	4,563,792	-		4,563,792
Right-of-use assets	20,039,625	-		20,039,625	8,187,149	-		8,187,149
Other non-current assets, net	2,227,672	-		2,227,672	2,039,012	-		2,039,012
Total non-current assets	80,610,551	-		80,610,551	64,837,480	-		64,837,480
Total assets	185,537,990	-		185,537,990	267,848,316	-		267,848,316

Current liabilities
Accounts payable	6,797,852	-		6,797,852	3,383,021	-		3,383,021
Accrued expense and other current liabilities	4,263,887	-		4,263,887	5,048,641	-		5,048,641
Contractual liabilities	3,394,044	-		3,394,044	2,388,480	-		2,388,480
Operating lease liabilities, current	4,741,599	-		4,741,599	1,313,334	-		1,313,334
Convertible promissory notes	9,956,000	-		9,956,000	57,372,827	-		57,372,827
Contingent liabilities	26,669	-		26,669	-	-		-
Deferred government grant, current	108,717	-		108,717	26,533	-		26,533
Amount due to related parties	10,468	-		10,468	716,372	-		716,372
Total current liabilities	29,299,236	-		29,299,236	70,249,208	-		70,249,208

Non-current liabilities
Contingent liabilities – non-current	230,063	-		230,063	-	-		-
Deferred tax liabilities	228,086	-		228,086	-	-		-
Deferred government grant, non current	1,929,733	-		1,929,733	497,484	-		497,484
Derivative liability - investor warrant	12,189,508	-		12,189,508	14,334,104	-		14,334,104
Derivative liability - placement agent warrant	3,456,578	-		3,456,578	3,456,404	-		3,456,404
Operating lease liabilities, non current	16,339,619	-		16,339,619	7,421,582	-		7,421,582
Total non-current liabilities	34,373,587	-		34,373,587	25,709,574	-		25,709,574
Total liabilities	63,672,823	-		63,672,823	95,958,782	-		95,958,782

Equity
Ordinary shares (No par value; 30,828,778 and 30,084,200 shares issued and outstanding as of 31 December 2023 and 2022, respectively)	-	-		-	-	-		-
Additional paid-in capital	402,337,393	176,895,202	(1)	579,232,595	397,497,817	182,125,475	(1)	579,623,292
Accumulated other comprehensive loss	(6,444,485)	6,444,485		-	(5,306,972)	5,306,972		-
Reserves	-	26,090,244	(2)	26,090,244	-	21,997,484	(2)	21,997,484
Accumulated deficit	(274,023,501)	(209,429,931)		(483,453,432)	(219,824,176)	(209,429,931)		(429,254,107)
Total equity attributable to shareholders	121,869,407			121,869,407	172,366,669			172,366,669

Non-controlling interests	(4,240)			(4,240)	(477,135)	-		(477,135)

Total Equity	121,865,167			121,865,167	171,889,534			171,889,534
Total Liabilities and Equity	185,537,990			185,537,990	267,848,316			267,848,316

(1)
Includes $(32,534,729) (2022: $(27,304,456)) in share-based compensation payments and additional equity of $209,429,931 recognised in 2021 from the difference between the deemed transaction price and net assets acquired related to the Combination under IFRS.

(2)
Includes (i) a reclassification of Accumulated other comprehensive loss under U.S. GAAP of $(6,444,485) (2022: $(5,306,972)) and (ii) a reclassification of Additional paid-in capital under U.S. GAAP of $32,534,729 (2022: $27,304,456) in share-based compensation payments to Reserves under IFRS.

The following table reconciles the Group’s audited statement of operations under U.S. GAAP for the years ended 31 December 2023 and 2022 with its statement of operations under IFRS for the years ended 31 December 2023 and 2022, respectively:

	For the Year Ended
	31 December 2023			31 December 2022
Statement of Operations:	U.S. GAAP	IFRS Difference	IFRS	U.S. GAAP	IFRS Difference	IFRS
Net revenues	22,079,905	-	22,079,905	8,941,835	-	8,941,835
Cost of goods sold	(19,821,645)	-	(19,821,645)	(9,455,805)	-	(9,455,805)
Gross profit (loss)	2,258,260	-	2,258,260	(513,970)	-	(513,970)

OPERATING EXPENSE
Selling and marketing expenses	(7,868,773)	-	(7,868,773)	(6,525,255)	-	(6,525,255)
General and administrative expenses	(35,768,786)	-	(35,768,786)	(32,822,709)	-	(32,822,709)
Research and development expenses	(8,469,241)	-	(8,469,241)	(6,362,770)	-	(6,362,770)
Provision for doubtful accounts	-	-	-	(5,986,308)	-	(5,986,308)
Impairment loss of right-of-use assets	-	-	-	(371,695)	-	(371,695)
Impairment loss of intangible assets	-	-	-	(2,995,440)	-	(2,995,440)
Impairment of property, plant and equipment	(431,319)	-	(431,319)	(550,402)	-	(550,402)
Reverse of deferred tax liabilities	-	-	-	898,632	-	898,632
Total operating expenses	(52,538,119)	-	(52,538,119)	(54,715,947)	-	(54,715,947)

Loss from operations	(50,279,859)	-	(50,279,859)	(55,229,917)	-	(55,229,917)

OTHER EXPENSE:
Interest income/(expense), net	402,414	-	402,414	(844,231)	-	(844,231)
Gain (loss) on redemption of convertible promissory notes	12,507	-	12,507	(7,435)	-	(7,435)
(Loss) income from long-term investments	(1,377,760)	-	(1,377,760)	(12,651)	-	(12,651)
Change in fair value of convertible promissory notes and derivative liability	75,341	-	75,341	(37,774,928)	-	(37,774,928)
Change in fair value of equity securities	(2,600,721)	-	(2,600,721)	(240,805)	-	(240,805)
Convertible bond issuance cost	-		-	(5,589,336)		(5,589,336)
Foreign currency exchange loss, net	(848,781)	-	(848,781)	(409,207)	-	(409,207)
Impairment loss of goodwill	-	-	-	(11,111,886)	-	(11,111,886)
Loss from acquisition of Antric	(136,302)	-	(136,302)	-	-	-
Loss on exercise of warrants	(228,903)		(228,903)	-	-	-
Gain from cross-currency swaps	8,664		8,664	-	-	-
Other (expense) income, net	621,633	-	621,633	(924,867)	-	(924,867)
Loss before income taxes	(54,351,767)	-	(54,351,767)	(112,145,263)	-	(112,145,263)
Income tax expense	(8,988)	-	(8,988)	-	-	-
Net loss	(54,360,755)	-	(54,360,755)	(112,145,263)	-	(112,145,263)
Less: Net loss attributable to non-controlling interests	(161,430)	-	(161,430)	(2,057,022)	-	(2,057,022)
Net loss attributable to the Company’s shareholders	(54,199,325)	-	(54,199,325)	(110,088,241)	-	(110,088,241)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(1,162,080)	-	(1,162,080)	(3,889,706)	-	(3,889,706)
Total comprehensive loss	(55,522,835)	-	(55,522,835)	(116,034,969)	-	(116,034,969)
Less: total comprehensive loss attributable to non-controlling interests	(185,997)	-	(185,997)	(2,032,455)	-	(2,032,455)
Total comprehensive loss attributable to the Group’s shareholders	(55,336,838)	-	(55,336,838)	(114,002,514)	-	(114,002,514)

As set forth above, the material differences between the U.S. GAAP and IFRS presentation with respect to the Group’s combined balance sheet as of 31 December 2023 and combined balance sheet as of 31 December 2022 are as follows:

a)	The reclassification of “Accumulated other comprehensive loss” under U.S. GAAP to “Reserves” under IFRS;
b)	The reclassification of amounts of IFRS share-based payments from “Additional paid-in capital” under U.S. GAAP to “Reserves” under IFRS; and
c)	Additional equity recognized from the difference between the total deemed transaction price and net assets acquired related to the Combination under IFRS.
d)
In 2021, the Group was deemed to have incurred non-cash listing costs of approximately $209.4 million as a result of the IFRS accounting treatment of the Combination, as Cenntro was deemed to have received a 67% controlling interest in CEGL (formerly NBG) and the Group was deemed to have incurred listing costs equalling the difference between the total deemed transaction price and total net assets. Under U.S. GAAP, the Combination is accounted for as a reverse recapitalisation, which is equivalent to the issuance of shares by Cenntro for the net assets of CEGL (formerly NBG), accompanied by a recapitalisation).

As set forth above, there is no difference between the U.S. GAAP and IFRS presentation as it relates to our combined statement of operations and comprehensive loss for the year ended December 31 2023.

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

As of December 31, 2023, we had approximately $29.4 million in cash and cash equivalents, approximately $4.2 million in short-term investment and approximately $6.5 million of accounts receivables as compared to approximately $154.0 million in cash and cash equivalents, nil in short-term investment and $0.6 million in accounts receivable as of December 31, 2022. For the years ended December 31, 2023 and 2022, net cash used in operating activities was approximately $58.5 million and $69.4 million, respectively.

Short-Term Liquidity Requirements

We believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of our annual report. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models and green energy related products in North America and Europe, as applicable and (ii) the establishment and development of local distribution channels in the United States and the European Union. Actual results could vary materially as a result of a number of factors, including:

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through December 31, 2023, we have spent over approximately $90.0 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of December 31, 2023, our working capital was approximately $75.6 million, as compared to a working capital of approximately $132.8 million as of December 31, 2022. The approximately $57.1 million decrease in working capital during 2022 was primarily due to (i) the decrease of cash and cash equivalents of approximately $124.6 million, offset by the increase in inventories, accounts receivable and short-term investment of approximately $12.1 million, $6.0 million and $4.2 million, respectively and (ii) a decrease in convertible bonds of approximately $47.4 million.

Cash Flow

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(58,457,164)	$(69,401,126)
Net cash (used in) provided by investing activities	(16,388,156)	(56,883,397)
Net cash provided by financing activities	(48,135,595)	19,452,636
Effect of exchange rate changes on cash	(1,543,989)	(736,274)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(124,524,904)	(107,568,161)
Cash and cash equivalents, and restricted cash at beginning of the year	154,096,801	261,664,962
Cash and cash equivalents, and restricted cash at end of the period	$29,571,897	$154,096, 801

Operating Activities

Our net cash used in operating activities was approximately $58.5 million and $69.4 million for the years ended December 31, 2023 and 2022, respectively.

Net cash used in operating activities for the year ended December 31, 2023 was primarily attributable to (i) our net loss of approximately $54.4 million and adjusted for non-cash items of approximately $18.3 million, which primarily consisted of amortization of operating lease right-of-use asset, share based compensation expense, impairment of long-term investments, depreciation and amortization, loss (gain) on disposal of long-term investment, loss from equity securities investment, foreign currency exchange loss, impairment of slow-moving inventories, impairment of PPE and intangible assets, loss on exercise of warrants, equity pick up loss of the investment and changes in fair value of equity securities of approximately $4.5 million, $5.2 million, $1.2 million, $1.7 million,$0.1 million, $1.4 million, $1.5 million, $0.7 million, $0.4 million, $0.2 million, $0.2 million and $1.2 million, respectively, (ii) the decrease in accrued expense and other current liabilities and operating lease liabilities of approximately $1.1 million and $4.0 million respectively, (iii) increase in account receivable, accounts payable, deferred revenue, inventories and prepayments and other assets of approximately $5.9 million, $3.1 million, $2.5 million, $12.2 million and $4.6 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $16.4 million for the year ended December 31, 2023. Net cash used in investing activities for the year ended December 31, 2023 was primarily attributable to cash paid for regular financial investments in 2023 in the amount of approximately $4.2 million and approximately $1.1 million in purchase of land use rights and property, additions in long-term investments as a minority interest of approximately $0.9 million, approximately $7.6 million in purchase of plant and equipment and approximately $1.9 million net cash paid in acquisition of 35% of CAE's share and including related expenses.

Financing Activities

Net cash used by financing activities was approximately $48.1 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to the redemption of convertible bonds of approximately $47.5 million and the repayments to bank loans of approximately $0.6 million.

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

On December 15, 2022, we signed a non-cancellable operating lease agreement for approximately 41,160 square feet as a facility in Howell, New Jersey. The lease period began on February 1, 2023 and ends five years, the first annual base rent is $493,920 and the annual increase is 3%.

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

On April 4, 2023, we signed a non-cancellable operating lease agreement for approximately 2,500 square feet in Freehold, New Jersey. The lease period commenced on July 17, 2023 and ends on July 31, 2025. The annual base rent for the first twelve months of the period is $33,525 and the annual base rent for the second twelve months of the period is $35,201.

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

On August 31, 2023, we completed the acquisition with Antric GmbH in Germany. On July 20, 2022, Antric signed a non-cancellable operating lease agreement for approximately 4,361 square feet in Bochum, Germany, the lease period ends on December 31, 2026. The monthly rent is €3,605.26 (or approximately $3,988.14). On September 1, 2022, the lease area increased to 7,326 square feet and the monthly rent increased to €6,000.32 (or approximately $6,637.55). The additional deposit is €18,000.96 (or approximately $19,912.66). On January 20, 2023, Antric signed another non-cancellable operating lease agreement for approximately 252 square feet in Bochum, Germany, the lease period starts on February 1, 2023 and ends on December 31, 2026. The monthly rent increased to €6,315.38 (or approximately $6,986.07). On March 27, 2023, Antric signed another non-cancellable operating lease agreement for approximately 2,949 square feet in Bochum, Germany, the lease period starts on April 1, 2023 and ends on December 31, 2026. The monthly rent increased to €8,597.80 (or approximately $9,510.89).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As an Australian public limited company, the Company is subject to the Corporations Act 2001 (the “Corporations Act”), which requires financial statements be prepared and audited in accordance with Australian Auditing Standards (“AAS”) and International Financial Reporting Standards (“IFRS”). The consolidated financial statements are not financial statements for the purposes of the Corporations Act and are considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with AAS or IFRS.

All intercompany balances and transactions have been eliminated in consolidation and combination.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, estimates and judgments applied in determination of provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, goodwill, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates

Fair value measurement

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

The carrying value of cash and cash equivalents, restricted cash, wealth management products, accounts receivable, prepayment, goodwill and other current assets, accounts payable, accrued expenses and other current liabilities and amount due from and due to related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

Available-for-sale investments and currency-cross swap were classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. Our debt security investments are classified within Level 3 of the fair value hierarchy. As the Issuer is not yet listed and there are no similar companies in the market at the same stage of development for comparison, the Issuer is difficult to value, and the valuation is not considered reliable. Therefore, the Company develop own assumption by future cash flow forecast, which contains principle paid and interests accrued.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) cross-currency swap, which was recognized as short-term investments.

The convertible promissory notes payable accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other expense in the consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are: i) private equity funds, which represent the investment in equity securities on the consolidated balance sheet; ii) wealth management products purchased from banks, which represents the available-for-sale investments in short-term investments on the consolidated balance sheet.

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

The Company adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2023 and interim periods therein. Management used an expected credit loss model for the impairment of accounts receivable as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the consolidated statements of operations and comprehensive loss.

Available-for-sale investments and Debt Security investments

The Company’s available-for-sale investment consist of wealth management products purchased from banks and convertible loans. The Company’s short-term available-for-sale investment are classified as short-term investments on the consolidated balance sheets based on the contractual maturity date which is less than one year. The wealth management products purchased from banks are stated at the net asset value

The Company’s debt security investments consist of convertible loan. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. The convertible loans are stated at fair value.

The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. OTTI is recognized as a loss in the statement of operations. There is no OTTI recognized during the years ended December 31, 2023 and 2022.

Cross-currency swap

The Company used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the RMB or Renminbi. The use of these cross-currency swap modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

Depending on the nature of the underlying risk being hedged, these cross-currency swap are accounted for either as cash flow, net investment or mark to market hedges against changes in the value of the hedged item. Derivatives are recorded in the Consolidated Balance Sheets at fair value. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The accounting for changes in fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship. The Company determines whether a derivative instrument meets the criteria for cash flow or net investment hedge accounting treatment on the date the derivative is executed. Derivatives accounted for as mark to market hedges are not designated as hedges for accounting purposes.

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2023, all of the cross-currency swap contracts were accounted for as economic hedges.

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

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the Company’s accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. The cost of maintenance and repair is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

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

Intangible assets, net

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Land use rights	45.75-50 years
Software	3 years
Technology	5 years
Trademark	5 years

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of $431,319 and $3,917,537 were recorded in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

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

In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required.

The quantitative impairment test requires significant management judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Impairment loss for goodwill of $nil and $11,111,886 were recorded for the years ended December 31, 2023 and 2022, respectively.

Long-term investment

Equity method investments

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

Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s proportionate share of each equity investee’s net income or loss after the date of investment into the consolidated statements of operations and comprehensive loss and accordingly adjusts the carrying amount of the investment. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

Equity investments without readily determinable fair values

For investments in an investee over which the Company does not have significant influence, the Company carries the investment at cost and recognizes income as any dividends declared from distribution of investee’s earnings. The Company reviews the equity investments without readily determinable fair values for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. An impairment loss is recognized in earnings equal to the difference between the investment’s carrying amount and its fair value at the balance sheet date of the reporting period for which the assessment is made. All equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in income. For equity investments that do not have readily determinable fair values the Company measures the equity investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

Impairment for long-term investment

The Company reviews its long-term investments for impairment whenever an event or circumstance indicates that other-than-temporary impairment has occurred. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its long-term investments. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets become new cost basis.

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

The following table disaggregates the Company’s revenues by product line for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Vehicles sales	$20,344,889	$8,235,053
Spare-parts sales	1,554,311	304,506
Other service income	180,705	402,276
Net revenues	$22,079,905	$8,941,835

The Company’s revenues are primarily derived from Europe, America and Asia. The following table sets forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2023	2022
Primary geographical markets
Europe	$16,218,398	$7,052,452
Asia	4,805,312	1,191,931
America	1,056,195	697,452
Total	$22,079,905	$8,941,835

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2023 and 2022, the Company recognized $464,636 and $1,105,076 revenue that was included in contractual liabilities as of January 1, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$6,530,801	$565,398
Contractual liabilities	$3,394,044	$2,388,480

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2015 through 2023. For the years ended December 31, 2023 and 2022, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2023 or 2022. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Foreign currency translation and transaction

The consolidated financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of CEGL’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CEA is the EUR, and CEGL and its other subsidiaries in US is the USD. The functional currency of Cenntro Electric CICS,SRL was DOP. The functional currency of Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. was COP. The functional currency of Cenntro Elektromobilite Araçlar A.Ş was TRY.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated financial statements are translated into USD from RMB, EUR, DOP, COP and TRY at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2023	2022
Period end USD: RMB exchange rate	7.0999	6.8972
Average USD: RMB exchange rate	7.0809	6.7290
Period end USD: EUR exchange rate	1.1062	0.9348
Average USD: EUR exchange rate	1.0817	0.9493

Foreign currency transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from re-measurement at year-end are recognized in foreign currency exchange gain/loss, net on the consolidated statement of operations.

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

Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by CODM, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2023 and 2022.

Long-lived assets
	December 31,
	2023	2022
PRC	$19,900,770	$18,018,954
US	19,730,650	9,125,535
Mexico	4,238,942
Dominican	808,346	469,740
Others	2,636,219	99,303
Total	$47,314,927	$27,713,532

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

Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated statements of operations.

Operating lease

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term lease and not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Non-controlling Interest

A non-controlling interest in subsidiaries represents the portion of the equity (net assets) in the subsidiaries not directly or indirectly attributable to the Company’s shareholders. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and consolidated statements of operations and other comprehensive loss are attributed to controlling and non-controlling interests.

Recently issued accounting standards pronouncements

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method”. The new accounting rules allow entities to expand the use of the portfolio layer method to all financial assets and designate multiple hedged layers within a single closed portfolio. The new accounting rules also clarify guidance related to hedge basis adjustments and the related disclosures for these adjustments. The new accounting rules were effective for the Company starting January 1, 2023. As the Company does not currently have any fair value hedging programs that leverage the portfolio layer method, the adoption of the new accounting rules did not have any impact on the Company’s financial condition, results of operations, cash flows or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

Until the Implementation Date, the Company was subject to obligations under the Corporations Act, including financial reporting obligations that require the Company to prepare, audit and lodge with ASIC financial reports audited in accordance with Australian Accounting Standards and Interpretations issued by the Australian Accounting Standards Board. As a result, the Company has appointed Wis Audit Pty Ltd to act as its ASIC-registered independent auditor for the purposes of statutory compliance with the Corporations Act.

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

As of the date of this report, we have a total of four professionals on our finance team in the United States including two certified public accountants (CPAs) and one staff accountant with public accounting experience who has passed their CPA exams. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. Additionally, we have retained a consulting firm to assist us in assessing our compliance with The Sarbanes-Oxley Act to help us (i) further develop and implement formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) address the accounting function’s staffing needs and training and strengthen our internal control processes. Our material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the year ended December 31, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Peter Z. Wang	69	Chief Executive Officer, Managing Director and Chairman of the Board
Edward Ye	33	Acting Chief Financial Officer
Wei Zhong	46	Chief Technology Officer
Tony W. Tsai	51	Vice President, Corporate Affairs and Corporate Secretary
Ming He	53	Treasurer
Non-Executive Directors:
Yi Zeng	68	Director
Stephen Markscheid (1)(2)(3)	69	Director
Jiawei “Joe” Tong (1)(2)(3)	60	Director
Benjamin B. Ge (1)(2)(3)	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Edward Ye, has served as Cenntro’s Financial Director since December 2019 and became Acting Chief Financial Officer of the Company in March 2024. Prior to joining Cenntro, Mr. Ye was a Senior Associate at Deloitte Touche Tohmatsu Limited (“Deloitte”) from September 2012 to August 2017 where he assisted in the completion of initial public offerings in the US and Hong Kong. At Deloitte, Mr. Ye served a multitude of clients in industries such as education, manufacturing, energy and resources, retail, customer service, real estate, transportation, and telecommunications. Mr. Ye earned a Bachelor’s degree in Accounting from Hong Kong Baptist University and a Master of Science in Corporate Finance from Bayes Business School of the City, University of London, (formally known as, the Case Business School).

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

Stephen Markscheid, became a member of our Board on November 1, 2023, and serves on each of our audit committee, compensation committee and nominating committee. Mr. Markscheid has been the Managing Principal of Aerion Capital, a family office, since July 2022. He currently serves as independent non-executive director of six other publicly listed companies: Fanhua, Inc. (Nasdaq: FANH), a financial services provider (since 2007); Jinko Solar Inc. (NYSE: JKS), a solar panel manufacturer (since 2010); Kingwisoft Technology Services Ltd. (HKSE: 8295.HK), an information technology company (since 2016); Monterey Capital Acquisition Corporation (Nasdaq: MCAC), a special purpose acquisition company (since 2022); Four Leaf Acquisition Corporation (Nasdaq: FORL), a special purpose acquisition company (since 2023); and Tristar Acquisition I Corp. (NYSE: TRIS), a special purpose acquisition company (since 2023). Mr. Markscheid previously served as a director of UGE International (XTSX:UGE), a solar installation company from August 2019 to July 2023. He is also a trustee emeritus of Princeton-in-Asia. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. We believe that Mr. Markscheid’s extensive experience serving on public boards and working with technology companies makes him a qualified to serve on our board of directors.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of Stephen Markscheid, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of NASDAQ Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Mr. Thorne qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our Compensation Committee consists of Stephen Markscheid, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

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

Nomination Committee. Our Nomination Committee consists of Stephen Markscheid, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

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

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers, and employees. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Ethics is posted on our website at https://ir.cenntroauto.com/static-files/fd697ea5-17b6-4536-bfe2-5539e84305f3 .

Compensation Recovery Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

Our Board s approved the adoption of the Executive Compensation Recovery Policy (the “Recovery Policy”) in order to comply with the clawback rules adopted by the SEC under the rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Recovery Rules”).

The Recovery Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in Rule 10D-1 under the Exchange Act (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Recovery Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Recovery Policy, our Board may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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

This section provides an overview of Cenntro’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2023, Cenntro’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Peter Z. Wang, Chief Executive Officer;

•	Edmond Cheng, Former Chief Financial Officer;

•	Ming He, Treasurer; and

•	Tony W. Tsai, Corporate Secretary.

The objective of Cenntro’s compensation program is to provide a total compensation package to each NEO that will enable Cenntro to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total($)
Peter Z. Wang	2023	350,000		1,234,596	(1)		1,584,596
Chief Executive Officer	2022	350,000	0	920,165	(1)	0	1,270,165

Edmond Cheng	2023(2)	300,000		464,758	(3)		464,758
Former Chief Financial Officer	2022	300,000		464,022	(3)		464,022

Ming He	2023	250,000		53,774	(4)		303,774
Treasurer	2022	250,000		40,247	(4)		290,247

Tony W. Tsai	2023	250,000		53,774	(5)		303,774
Corporate Secretary	2022	250,000		40,247	(5)		290,247

(1)
On May 3, 2022, Mr. Wang was granted an option to purchase 350,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $1.8480 per share of incentive stock options and $1.6800 per share of non-statutory stock options, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 87,500 and 65,625 options vested during the years ended December 31, 2023, and December 31, 2022, fair value of which is represented here, respectively.

(2)	Mr. Cheng terminated his service as CFO to the Company as of March 1, 2024.

(3)
On December 30, 2021, Mr. Cheng was granted an option to purchase 129,706 shares of common stock under the 2022 Plan, with an exercise price per share equal to $5.74 per share, which is equal to the price per share of common stock of the Company on the date of grant of the option. The option grant, and adjustment of exercise price to $1.6800 per share, were approved by shareholders at the Annual General Meeting on May 31, 2022, out of which 32,428 and 32,426 options have been vested during the years ended December 31, 2023, and December 31, 2022, fair value of which is represented here, respectively.

(4)
On May 3, 2022, Mr. He was granted an option to purchase 15,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $16.800 per share, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 3,752 and 2,814 options vested during the years ended December 31, 2023, and December 31, 2022, fair value of which is represented here, respectively.

(5)
On May 3, 2022, Mr. Tsai was granted an option to purchase 15,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $16.800 per share, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 3,752 and 2,814 options vested during the years ended December 31, 2023, and December 31, 2022, fair value of which is represented here, respectively.

Compensation of Directors

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us.

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

Employment Agreement with Edmond Cheng

On April 1, 2021, Edmond Cheng joined CAG as CEG’s President and Chief Financial Officer. In connection with Mr. Cheng’s appointment, CAG entered into an offer letter with Mr. Cheng, which was amended and restated as of June 28, 2021 and further amended on September 3, 2021. The initial term of Mr. Cheng’s employment expires on March 31, 2024 and is automatically renewed for successive one-year periods unless terminated by either party prior to the expiration of the initial term or any extension thereof. Pursuant to the amended and restated offer letter, Mr. Cheng will receive an annual base salary of $300,000 and received a one-time signing bonus of $100,000. Additionally, on December 30, 2021, Mr. Cheng was granted an option, subject to shareholder approval, to purchase 129,706 shares of common stock of the Company under the former 2022 Plan with an exercise price per share equal to $5.74 per share, which is equal to the price per Ordinary Share of the Company on the date of grant of the option.

Mr. Cheng executed CAG’s standard Employee’s Proprietary Information and Inventions and Non-Competition Agreement (“PIIA”) which contains customary restrictions on competition, solicitation and disclosure of confidential information as well as provisions regarding the assignment of intellectual property.

 Mr. Cheng terminated his service as CFO to the Company as of March 1, 2024.

Employment Agreement with Ming He

On August 20, 2017, CAG entered into an employment agreement with Mr. He to serve as Chief Financial Officer of CAG. The initial term of the employment agreement expired on August 19, 2022 has been automatically renewed for successive one-year periods unless otherwise terminated by either party prior to the expiration of any extended term. The employment agreement provides that Mr. He is entitled to an annual base salary (which is currently $250,000). Mr. He is not entitled to any cash severance under his employment agreement. Mr. He’s employment agreement contains customary restrictions on competition, solicitation and the disclosure of confidential information. In 2021, CAC assumed the rights and obligations of CAG under Mr. He’s employment agreement. On May 3, 2022, Mr. He was appointed as Treasurer of the Company.

Employment Agreement with Tony W. Tsai

On August 20, 2017, CAC entered into an employment agreement with Mr. Tsai to serve as VP of Corporate Affairs of CAC. The initial term of the employment agreement expired on July 11, 2019 and was automatically renewed for successive one-year periods unless otherwise terminated by either party prior to the expiration of any extended term. The employment agreement provides that Mr. Tsai is entitled to an annual base salary (which is currently $250,000). Mr. Tsai is not entitled to any cash severance under his employment agreement. Mr. Tsai’s employment agreement contains customary restrictions on competition, solicitation and the disclosure of confidential information. On December 31, 2021, Mr. Tsai was appointed as Secretary of the Company.

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

Annual Cash Bonuses

None of Cenntro’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2023.

Equity Incentive Awards

Cenntro has historically granted stock options to its employees, including its executive officers. On the Implementation Date, and pursuant to the Scheme, the Company assumed CEGL’s obligations with respect to the settlement of stock options that were issued by CEGL prior to the Implementation Date pursuant to CEGL’s amended and restated 2016 incentive stock option plan and 2022 stock incentive plan (the “Share Option Plans”) by way adoption of a new incentive plan, the Company’s 2023 equity incentive plan (the “2023 Plan”).

Following the Implementation Date, no new options were issued under the Share Option Plans. The Company has assumed CEGL’s obligations with respect to the settlement of incentive options that were previously issued by CEGL under the 2023 Plan.

 Cenntro Inc. 2023 Equity Incentive Plan

On the Implementation Date, in connection with the Redomicile, the Board adopted the 2023 Plan, which became effective on that date. The following is a description of the material terms of the 2023 Plan. The summary below does not contain a complete description of all provisions of the 2023 Plan and is qualified in its entirety by reference to the 2023 Plan, a copy of which was filed as Exhibit 10.1 to our Current Report on Form 8-K12-B, filed with the SEC on February 27, 2024, and is incorporated herein by reference.

Share Awards. The 2023 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted share awards, share unit awards, share appreciation rights, cash-based awards, and performance-based share awards, or collectively, share awards. ISOs may be granted only to our employees, including officers, and the employees of our subsidiaries. All other share awards may be granted to our employees, officers, our non-employee directors, and consultants and the employees and consultants of our subsidiaries and affiliates.

Share Reserve. The aggregate number of Common Stock that may be issued pursuant to share awards under the 2023 Plan will not exceed the sum 30,000,000 shares.

If restricted securities or securities issued upon the exercise of options are forfeited, then such shares shall again become available for awards under the 2023 Plan. If share units, options or share appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2023 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or share appreciation rights shall again become available for awards under the 2023 Plan. If share units or share appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such share units or share appreciation rights shall reduce the number of shares available under the 2023 Plan, and the balance (including any shares withheld to cover taxes) shall again become available for awards under the 2023 Plan.

As of the date of this Annual Report, options to purchase a total of 1,937,623  shares of Common Stock were outstanding under the 2023 Plan. As of the date of this Annual Report, options to purchase an aggregate of 2,202,248 shares of Common Stock have been granted and 5,147 shares of Common Stock have been issued under the 2023 Plan.

Incentive Stock Option Limit. The maximum number of Common Stock that may be issued upon the exercise of ISOs under the 2023 Plan is 30,000,000 shares of Common Stock.

Administration. The 2023 Plan will be administered by our Board or a committee appointed by our Board, or the compensation committee. Subject to the limitations set forth in the 2023 Plan, the compensation committee has the authority to determine, among other things, to whom awards will be granted, the number of shares subject to awards, the term during which an option or share appreciation right may be exercised and the rate at which the awards may vest or be earned, including any performance criteria to which they may be subject. The compensation committee also has the authority to determine the consideration and methodology of payment for awards.

Repricing; Cancellation and Re-Grant of Share Awards. The compensation committee has the authority to modify outstanding awards under the 2023 Plan. Subject to the terms of the 2023 Plan, the compensation committee has the authority to cancel any outstanding share award in exchange for new share awards, cash, or other consideration, without shareholder approval but with the consent of any adversely affected participant.

Stock Options. A stock option is the right to purchase a certain number of shares, at a certain exercise price, in the future. Under the 2023 Plan, ISOs and NSOs are granted pursuant to stock option agreements adopted by the compensation committee. The compensation committee determines the exercise price for a stock option, within the terms and conditions of the 2023 Plan, provided that the exercise price of a stock option generally cannot be less than one hundred percent (100%) of the fair market value of our Common Stock on the date of grant. Options granted under the 2023 Plan vest at the rate specified by the compensation committee. Stock options granted to certain employees outside of the United States may be settled in cash.

Stock options granted under the 2023 Plan generally must be exercised by the optionee before the earlier of the expiration of such option or the expiration of a specified period following the optionee’s termination of employment. Each stock option agreement will set forth the extent to which the option recipient will have the right to exercise the option following the termination of the recipient’s service with us, and the right to exercise the option of any executors or administrators of the award recipient’s estate or any person who has acquired such options directly from the award recipient by bequest or inheritance. Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares which have already been owned by the optionee, (2) future services or services rendered to us or our affiliates prior to the award, (3) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (4) by delivery of an irrevocable direction to a securities broker or lender to pledge shares and to deliver all or part of the loan proceeds to us in payment of the aggregate exercise price, (5) by a “net exercise” arrangement, (6) by delivering a full-recourse promissory note, or (7) by any other form that is consistent with applicable laws, regulations, and rules.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our shares of Common Stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our share plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own shares possessing more than ten percent (10%) of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least one hundred ten percent (110%) of the fair market value of the shares subject to the option on the date of grant, and (2) the term of the ISO does not exceed five (5) years from the date of grant.

Restricted Share Awards. The terms of any awards of restricted securities under the 2023 Plan will be set forth in a restricted share agreement to be entered into between us and the recipient. The compensation committee will determine the terms and conditions of the restricted share agreements, which need not be identical. A restricted share award may be subject to vesting requirements or transfer restrictions or both. Restricted securities may be issued for such consideration as the compensation committee may determine, including cash, cash equivalents, full recourse promissory notes, past services and future services. Award recipients who are granted restricted securities generally have all of the rights of a shareholder with respect to those shares, provided that dividends and other distributions will not be paid in respect of unvested shares unless and until the underlying shares vest.

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

Share Appreciation Rights. Share appreciation rights generally provide for payments to the recipient based upon increases in the price of our shares of Common Stock over the exercise price of the share appreciation right. The compensation committee determines the exercise price for a share appreciation right, which generally cannot be less than one hundred percent (100%) of the fair market value of our Common Stock on the date of grant. A share appreciation right granted under the 2023 Plan vests at the rate specified in the share appreciation right agreement as determined by the compensation committee. The compensation committee determines the term of share appreciation rights granted under the 2023 Plan, up to a maximum of ten years. Upon the exercise of a share appreciation right, we will pay the participant an amount in shares, cash, or a combination of shares and cash as determined by the compensation committee, equal to the product of (1) the excess of the per share fair market value of our Common Stock on the date of exercise over the exercise price, multiplied by (2) the number of shares of Common Stock with respect to which the share appreciation right is exercised.

Other Share Awards. The compensation committee may grant other awards based in whole or in part by reference to our shares of Common Stock. The compensation committee will set the number of shares under the share award and all other terms and conditions of such awards.

Cash-Based Awards. A cash-based award is denominated in cash. The compensation committee may grant cash-based awards in such number and upon such terms as it shall determine. Payment, if any, will be made in accordance with the terms of the award, and may be made in cash or in shares of Common Stock, as determined by the compensation committee.

Performance-Based Awards. The number of shares or other benefits granted, issued, retainable and/or vested under a share or share unit award may be made subject to the attainment of performance goals. The compensation committee may utilize any performance criteria selected by it in its sole discretion to establish performance goals.

Changes to Capital Structure. In the event of a recapitalization, share split, or similar capital transaction, the compensation committee will make appropriate and equitable adjustments to the number of shares reserved for issuance under the 2023 Plan, the number of shares that can be issued as incentive stock options, the number of shares subject to outstanding awards and the exercise price under each outstanding option or share appreciation right.

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

Transferability. Unless the compensation committee provides otherwise, no award granted under the 2023 Plan may be transferred in any manner (prior to the vesting and lapse of any and all restrictions applicable to shares issued under such award), except by will, the laws of descent and distribution, or pursuant to a domestic relations order.

Amendment and Termination. Our Board has the authority to amend, suspend, or terminate the 2023 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. No ISOs may be granted after the tenth anniversary of the date our Board adopted the 2023 Plan.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of our Common stock as of the date of this report, by:

•	each of our executive officers and directors;

•	all of our current directors and executive officers as a group; and

•	each person or entity, or group of persons or entities, known by us to own beneficially more than 5% of our Common Stock.

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

Percentage ownership is based on 30,828,795 shares of Common Stock outstanding as of March 22, 2024.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% Shareholders:
China Leader Group Limited (2)	1,644,312	5.3%
Directors and Executive Officers:
Peter Z. Wang (3)	7,307,560	23.7%
Edward Ye (4)	30,219	*	%
Wei Zhong (5)	161,017	*	%
Tony Tsai (6)	49,504	*	%
Jiawei “Joe” Tong (7)	6,666	*	%
Stephen Markscheid	-	-%
Ming He (8)	96,020	*	%
Yi Zeng	-	-%
Benjamin B. Ge (9)	36,446	*	%
All current directors and executive officers as a group (eleven persons) (10)	7,687,432	25%

*	Represents beneficial ownership of less than 1%.

1)	Unless otherwise indicated, the address for each beneficial owner listed in the table above is c/o Cenntro Inc., 501 Okerson Road, Freehold, New Jersey 07728.

2)
Represents the Acquisition Shares received by China Leader Group Limited (“CLGL”) following the closing of the Combination. CLGL is wholly owned by Yeung Heung Yeung, one of the directors of CAG, the former parent company of Cenntro. Yeung Heung Yeung has sole voting and dispositive power with respect to the shares of Common Stock held by CLGL. Accordingly, Mr. Yeung may be deemed to beneficially own the 1,644,312 shares of Common Stock directly held by CLGL. The address of China Leader is Flat B, 29 Floor, Tower 1, Starcrest, 9 Star Street, Wan Chai, Hong Kong.

3)
Consists of (i) 6,539,994 Acquisition Shares held of record by Cenntro Enterprise Limited, (ii) 614,441 Acquisition Shares held of record by Trendway Capital Limited, each of which is wholly owned by Mr. Peter Wang, and (iii) 153,125 shares of Common Stock that Mr. Wang has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options granted under the 2023 Plan. Mr. Wang has voting and dispositive power over the securities held by each entity and as a result may be deemed to beneficially own the securities of such entities. Each of Cenntro Enterprise Limited and Trendway Capital Limited received such Acquisition Shares presented above following the closing of the Combination, pursuant to the Distribution.

4)	Consists of 30,219 shares of Common Stock that Mr. Ye has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options granted under the 2023 Plan.

5)	Consists of 161,017 shares of Common Stock that Mr. Zhong has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options under the 2023 Plan.

6)	Consists of 49,504 shares of Common Stock that Mr. Tsai has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options under the 2023 Plan.

7)	Consists of 6,666 shares of Common Stock that Mr. Tong has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options granted under the 2023 Plan

8)	Consists of 96,020 shares of Common Stock that Mr. He has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options granted under 2023 Plan.

9)
Consists of 29,780 shares of Common Stock beneficially owned by Mr. Ge, and 33,333 shares of Common Stock that Mr. Ge has the right to acquire from us within 60 days of March 18, 2024, pursuant to the exercise of stock options granted under the 2023 Plan.

10)
Consists of (i) 7,184,215 shares of Common Stock beneficially owned by our directors and executive officers and (ii) 503,217 shares of Common Stock underlying outstanding options, exercisable within 60 days of March 18, 2024.

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

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

Since January 1, 2023, Cenntro has been party to the following material transactions and loans with (a) enterprises that directly or indirectly through one or more intermediaries, control or are controlled by, or are under common control with, Cenntro; (b) associates; (c) individuals owning, directly or indirectly, an interest in voting power that gives them significant influence over Cenntro, and close members of any such individual’s family; (d) key management personnel, that is, those persons having authority and responsibility for planning, directing and controlling Cenntro’s activities, including directors and senior management and close members of such individuals’ families; and (e) enterprises in which a substantial interest in the voting power is owned, directly or indirectly, by any person described in (c) or (d) or over which such a person is able to exercise significant influence.

Commercial Transactions

Purchased raw material from related parties

During the year ended December 31, 2023, Cenntro purchased approximately $0.2 million of batteries for Metro® from Hangzhou Hezhe Energy Technology Co., Ltd., an entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the subsidiary of the Company.

Capital injection to a related party

On July 28, 2022, Cenntro Electric Group (Europe) GmbH (“CEGE”) entered into an agreement to invest in Antric GmbH whereby CEGE invested EUR 2.5 million to acquire 25% of Antric’s total share capital. CEGE made the first payment of approximately $1.3 million on July 28, 2022. On January 17, 2023, CEGE made a second investment of approximately $0.7 million. On August 31, 2023, Cenntro Automotive Europe GmbH (“CAE”) entered into an agreement to invest one euro to acquire 75% of Antric’s total share capital which was fully paid on September 8, 2023.

Employment agreement to a related party

On March 25, 2022, as a result of CEGI’s acquisition of 65% shares of CAE (f.k.a. TME), CAE entered into a managing director’s contract with Mr. Gregory Hancke to retain him as Managing Director (“Geschäftsführer”) of CAE. The Managing Director’s contract is for two years commencing on the day following the closing of the acquisition transaction, or March 23, 2022. The term of the contract is not automatically renewed for successive periods. The contract provides that Mr. Gregory Hancke is entitled to an annual base salary of €240,000 (equivalent to approximately $259,599). Mr. Gregory Hancke is not entitled to any cash severance under this Managing Director’s contract.

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

Engagement of GGF CPA LTD (“GGF”) (fka Guangzhou Good Faith CPA LTD)

On April 14, 2023, the Company, upon the Audit Committee’s approval, engaged the services of GGF CPA LTD ("GGF”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the two years ended December 31, 2021, and December 31, 2022.

During each of the Company’s three most recent fiscal years and through the date of this report, the  Company or someone on its behalf did not consult GGF with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Cost of Fees and Services

The following table sets forth fees billed to us by our current independent auditor GGF for the year ended December 31, 2023 and former independent auditor Marcum Asia for the years ended December 31, 2022 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2023	2022
Audit fees	$1,012,781	$527,307
Audit-related fees	-	51,500
Tax fees	-	-
All other fees	-	-
Total fees	$1,012,781	$578,807

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

The audited balance sheet of the Company as of December 31, 2023, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of GGF, independent auditors, are filed herewith.

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
3.1
Amended and Restated Articles of Incorporation of Cenntro Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).

10.1
Scheme Implementation Agreement (dated September 8, 2023 between CEGL and Cenntro Inc.)( incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024)

10.2+
Cenntro Inc. 2023 Equity Incentive Plan (and Forms of Stock Option Agreement, Cash-Settled Option Agreement, Restricted Stock Agreement and Restricted Stock Unit Agreement (and each agreement’s Notice of Exercise and Grant Notice, as applicable)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).

10.3
Plant Lease Agreement, dated December 2020, by and between Administrative Commission of Changxing Branch, Huzhou Taihu South Industrial Zone and Cenntro Automotive Group Limited (Hong Kong) (English Translation) (incorporated by reference to Exhibit 10.8 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.4+
Employment Agreement, dated August 20, 2017, by and between Mr. Peter Z. Wang and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.9 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.5+
Amended and Restated Offer Letter, dated June 28, 2021, by and between Edmond Cheng, Cenntro Automotive Group Limited and, for limited purposes, Cenntro Electric Group, Inc (incorporated by reference to Exhibit 10.10 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.6+
Addendum to Amended and Restated Offer Letter, dated October 1, 2021, by and between Mr. Edmond Cheng and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.11 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.7+	Employment Agreement, dated as of August 20, 2017, by and between Mr. Ming He and Cenntro Automotive Group Limited.
10.8+	Employment Agreement, dated as of August 17, 2017, by and between Mr. Tony Tsai and Cenntro Automotive Corporation.
10.9
Entrustment Agreement, dated December 4, 2021, by and between Cenntro Electric Group, Inc. and Cedar Europe GmbH (incorporated by reference to Exhibit 10.21 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.10
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

10.12
Lease Agreement, dated January 20, 2022, by and between Jax Industrial One, Ltd., as Landlord, and Cenntro Automotive Corporation, as Tenant, (incorporated by reference to Exhibit 4.26 to the Annual Report Form 20-F filed by the registrant on April 25, 2022).

10.13
First Lease Amendment, dated as of February 17, 2022, by and among Jax Industrial One, Ltd., as Landlord, Cenntro Automotive Corporation, as Tenant, and Cenntro Electric Group Limited, as Guarantor, (incorporated by reference to Exhibit 4.27 to the Annual Report Form 20-F filed by the registrant on April 25, 2022).

10.14
Share and Loan Purchase Agreement, dated as of December 13, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 16, 2022).

10.15
Placement Agency Agreement, dated as of July 20, 2022 , by and between Cenntro Electric Group Limited and Univest Securities, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.16
Securities Purchase Agreement, dated as dated as of July 20, 2022 , by and among Cenntro Electric Group Limited and certain accredited investors, (incorporated by reference to Exhibit 10.2 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.18+
Share and Loan Purchase Agreement, dated as of March 5, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on March 9, 2022).

14.1	Cenntro Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).
19	Cenntro Insider Trading Policy
21.1	List of Subsidiaries.
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97	Cenntro Policy Related to Recovery of Erroneously Awarded Compensation
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Management contract or compensatory plan

ITEM 16.	FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENNTRO INC.

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

Signature	Capacity	Date

/s/ Peter Z. Wang	Chairman of the Board and Chief Executive Officer	April 1, 2024
Peter Z. Wang	(Principal Executive Officer)

/s/ Edward Ye	Acting Chief Financial Officer	April 1, 2024
Edward Ye	(Principal Accounting Officer)

/s/ Benjamin B. Ge	Director	April 1, 2024
Benjamin B. Ge

/s/ Jiawei “Joe” Tong	Director	April 1, 2024
Jiawei “Joe” Tong

/s/ Stephen Markscheid	Director	April 1, 2024
Stephen Markscheid

/s/ Yi Zeng	Director	April 1, 2024
Yi Zeng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cenntro Electric Group Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cenntro Electric Group Limited (the “Company”) as of December 31, 2023, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2023.

Guangzhou, People's Republic of China
April 1, 2024

CENNTRO INC.
CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. dollars, except for the number of shares)

	Note	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents		$29,375,727	$153,966,777
Restricted cash		196,170	130,024
Short-term investment	4	4,236,588	-
Accounts receivable, net	5	6,530,801	565,398
Inventories	6	43,909,564	31,843,371
Prepayment and other current assets	7	20,391,150	16,138,330
Amounts due from related parties - current	22	287,439	366,936
Total current assets		104,927,439	203,010,836

Non-current assets:
Long-term investments	8	4,685,984	5,325,741
Investment in equity securities	9	26,158,474	29,759,195
Property, plant and equipment, net	10	20,401,521	14,962,591
Goodwill		223,494	-
Intangible assets, net	11	6,873,781	4,563,792
Right-of-use assets	15	20,039,625	8,187,149
Other non-current assets, net	12	2,227,672	2,039,012
Total non-current assets		80,610,551	64,837,480

Total Assets		$185,537,990	$267,848,316

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$6,797,852	$3,383,021
Accrued expenses and other current liabilities	13	4,263,887	5,048,641
Contractual liabilities	2(p)	3,394,044	2,388,480
Operating lease liabilities, current	15	4,741,599	1,313,334
Convertible promissory notes	16	9,956,000	57,372,827
Contingent liabilities		26,669	-
Deferred government grant, current		108,717	26,533
Amounts due to related parties	22	10,468	716,372
Total current liabilities		29,299,236	70,249,208

Non-current liabilities:
Contingent liabilities non-current		230,063	-
Deferred tax liabilities		228,086	-
Deferred government grant, non-current		1,929,733	497,484
Derivative liability - investor warrant	16	12,189,508	14,334,104
Derivative liability - placement agent warrant	16	3,456,578	3,456,404
Operating lease liabilities, non-current	15	16,339,619	7,421,582
Total non-current liabilities		34,373,587	25,709,574

Total Liabilities		$63,672,823	$95,958,782

Commitments and contingencies	21

EQUITY
Ordinary shares (No par value; 30,828,778 and 30,084,200 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	18	-	-
Additional paid in capital		402,337,393	397,497,817
Accumulated deficit		(274,023,501)	(219,824,176)
Accumulated other comprehensive loss		(6,444,485)	(5,306,972)
Total equity attributable to shareholders		121,869,407	172,366,669
Non-controlling interests		(4,240)	(477,135)
Total Equity		$121,865,167	$171,889,534
Total Liabilities and Equity		$185,537,990	$267,848,316

The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

		For the Years Ended December 31,
	Note	2023	2022

Net revenues	2(p)	$22,079,905	$8,941,835
Cost of goods sold		(19,821,645)	(9,455,805)
Gross profit (loss)		2,258,260	(513,970)

OPERATING EXPENSES:
Selling and marketing expenses		(7,868,773)	(6,525,255)
General and administrative expenses		(35,768,786)	(32,822,709)
Research and development expenses		(8,469,241)	(6,362,770)
Provision for doubtful accounts		-	(5,986,308)
Impairment loss of right-of-use assets		-	(371,695)
Impairment loss of intangible assets		-	(2,995,440)
Reverse of deferred tax liabilities		-	898,632
Impairment loss of property, plant and equipment		(431,319)	(550,402)
Total operating expenses		(52,538,119)	(54,715,947)

Loss from operations		(50,279,859)	(55,229,917)

OTHER EXPENSE:
Interest (income)/expense, net		402,414	(844,231)
Gain (loss) on redemption of convertible promissory notes		12,507	(7,435)
(Loss) income from long-term investments	8	(1,377,760)	(12,651)
Change in fair value of convertible promissory notes and derivative liability		75,341	(37,774,928)
Change in fair value of equity securities		(2,600,721)	(240,805)
Convertible bond issuance cost		-	(5,589,336)
Foreign currency exchange loss, net		(848,781)	(409,207)
Impairment loss of goodwill		-	(11,111,886)
Loss from acquisition of Antric		(136,302)	-
Loss on exercise of warrants		(228,903)	-
Gain from cross-currency swaps		8,664	-
Other income/ (expense), net		621,633	(924,867)
Loss before income taxes		(54,351,767)	(112,145,263)
Income tax expense	14	(8,988)	-
Net loss		(54,360,755)	(112,145,263)
Less: net loss attributable to non-controlling interests		(161,430)	(2,057,022)
Net loss attributable to the Company’s shareholders		$(54,199,325)	$(110,088,241)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(1,162,080)	(3,889,706)
Total comprehensive loss		(55,522,835)	(116,034,969)

Less: total comprehensive loss attributable to non-controlling interests		(185,997)	(2,032,455)
Total comprehensive loss to the Company’s shareholders		$(55,336,838)	$(114,002,514)

Weighted average number of shares outstanding, basic and diluted *		30,424,686	26,332,324

Loss per share, basic and diluted	19	(1.78)	(4.18)

* On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

 CENNTRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

		Ordinary shares	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of January 1, 2022	26,125,625	$-	$374,901,939	$(109,735,935)	$(1,392,699)	$263,773,305	$-	$263,773,305
Share-based compensation	-	-	4,031,629	-	-	4,031,629	-	4,031,629
Exercise of warrants	3,953,427	-	18,549,864	-	-	18,549,864	-	18,549,864
Exercise of share-based award	5,147	-	14,385	-	-	14,385	-	14,385
Net loss	-	-	-	(110,088,241)	-	(110,088,241)	(2,057,022)	(112,145,263)
Acquisition of 65% of CAE’s equity interests	-	-	-	-	-	-	1,555,320	1,555,320
Foreign currency translation adjustment	-	-	-	-	(3,914,273)	(3,914,273)	24,567	(3,889,706)
Balance as of December 31, 2022	30,084,199	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	5,230,273	-	-	5,230,273	-	5,230,273
Net loss	-	-	-	(54,199,325)	-	(54,199,325)	(161,430)	(54,360,755)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	360,710	-	2,168,185	-	-	2,168,185	-	2,168,185
Fractional shares issued due to reverse stock split	383,869	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,137,513)	(1,137,513)	(24,567)	(1,162,080)
Balance as of December 31, 2023	30,828,778	-	402,337,393	(274,023,501)	(6,444,485)	121,869,407	(4,240)	121,865,167

* On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

The accompanying notes are an integral part of these consolidated  financial statements.

CENNTRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Expressed in U.S. dollars, except for number of shares)

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,360,755)	$(112,145,263)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,670,980	953,872
Amortization and interest of operating lease right-of-use asset	4,495,244	1,616,853
Impairment of property, plant and equipment	431,319	550,402
Impairment of intangible assets	-	2,995,440
Reversal of deferred tax liabilities	-	(898,632)
Impairment of right-of-use assets	-	371,695
Impairment of goodwill	-	11,111,886
Written-down of inventories	658,622	2,155,400
Provision for doubtful accounts	-	5,986,308
Convertible promissory notes issuance costs	-	5,589,336
(Gain) Loss on redemption of convertible promissory notes	(12,507)	7,435
Loss on exercise of warrants	228,903	-
Changes in fair value of convertible promissory notes and derivative liabilities	(75,341)	37,774,928
Changes in fair value of equity securities	2,600,721	240,805
Foreign currency exchange loss, net	1,527,077	409,207
Share-based compensation expense	5,230,273	4,031,629
Loss (Gain) from disposal of plant and equipment	55,391	(10,334)
Loss from long-term investments	1,377,760	12,651
Income from short-term investment	(22,918)	-
Loss from acquisition of Antric Gmbh	136,302	-
Deferred income taxes	(15,930)	-

Changes in operating assets and liabilities:
Accounts receivable	(5,871,181)	233,570
Inventories	(12,178,463)	(20,483,127)
Prepayment and other assets	(4,624,170)	(6,753,851)
Amounts due from/to related parties	11,799	(1,190,573)
Accounts payable	3,100,835	(2,144,725)
Accrued expense and other current liabilities	(1,325,504)	1,358,858
Contractual liabilities	2,516,789	633,825
Long-term payable	-	(700,000)
Operating lease assets and liabilities	(4,012,410)	(1,108,721)
Net cash used in operating activities	(58,457,164)	(69,401,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(880,932)	(4,256,276)
Purchase of convertible note from Acton	(600,000)	-
Purchase of wealth management products purchased from banks	(4,236,740)	-
Purchase of land, plant and equipment	(7,636,020)	(3,285,072)
Purchase of land use rights and property	(1,114,943)	(16,456,355)
Acquisition of CAE’s equity interests	(1,924,557)	(3,612,717)
Payment of expense for acquisition of CAE’s equity interests	-	(348,987)
Cash acquired from acquisition of CAE	-	1,118,700
Acquisition of Antric Gmbh’s equity interests	(1)	-
Cash acquired from acquisition of Antric Gmbh	1,376	-
Purchase of equity securities	-	(30,000,000)
Proceeds from disposal of property, plant and equipment	3,661	309
Loans provided to third parties	-	(1,323,671)
Repayment of loans from related parties	-	1,280,672
Net cash (used in) provided by investing activities	(16,388,156)	(56,883,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans to related parties	-	(1,726,614)
Repayment of loans to third parties	-	(1,113,692)
Repayments of bank loans	(601,476)	-
Purchase of CAE’s loan	-	(13,228,101)
Reduction of capital	-	(13,930,000)
Proceed from issuance of convertible promissory notes	-	54,069,000
Redemption of convertible promissory notes	(47,534,119)	(3,727,500)
Proceed from exercise of share-based awards	-	14,386
Payment of expense for the reverse recapitalization	-	(904,843)
Net cash provided by financing activities	(48,135,595)	19,452,636

Effect of exchange rate changes on cash	(1,543,989)	(736,274)

Net (decrease)increase in cash, cash equivalents and restricted cash	(124,524,904)	(107,568,161)
Cash, cash equivalents and restricted cash at beginning of year	154,096,801	261,664,962
Cash, cash equivalents and restricted cash at end of year	$29,571,897	$154,096,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,468,397	$369,410
Income tax paid	$4,797	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$2,168,185	$18,549,864
Non-cash capital injection to Robostreet by i-Chassis	$250,000	$-
Convention from debt to equity interest of HW Electro Co., Ltd.	$1,000,000	$-
Non-cash recognition of new leases	$14,947,878	$-

  The accompanying notes are an integral part of these consolidated financial statements.

 CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On March 25, 2022 and January 31, 2023, CEGL entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. For information of the Share Purchase Agreements, see Note 3 of this Annual Report, “Business Combination”.

CAC, CEG and CAG HK and its consolidated subsidiaries are collectively known as “Cenntro”; CEGL, Cenntro and its subsidiaries are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

Reverse recapitalization

On December 30, 2021, the Company consummated a stock purchase transaction (the “Combination”) pursuant to that certain stock purchase agreement, dated as of November 5, 2021 (the “Acquisition Agreement”) by and among CEGL (at the time, NBG), CAG Cayman, CAC, CEG and CAG HK.

Cenntro was deemed to be the accounting acquirer given Cenntro effectively controlled the consolidated entity after the Combination.  Under U.S. generally accepted accounting principles, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro for the net monetary assets of CEGL, accompanied by a recapitalization.

As of December 31, 2023, CEGL’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by CEGL
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by CEGL
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by CEGL
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by CEGL
Avantier Motors Corporation	November 27, 2017	Delaware, U.S.	100% owned by CEGL
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by CEGL
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by CEGL
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by CEGL
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by CEGL
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by CEGL
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by CEGL
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by CEGL
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by CEGL
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by CEGL
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by CEGL
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by CEGL
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by CEGL
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by CEGL
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by CEGL
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by CEGL
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by CEGL
Cenntro Electric Group (Europe) GmbH (“CEGE”)	January 13, 2022	Düsseldorf, Germany	100% owned by CEGL
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by CEGL
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by CEGL
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by CEGL
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by CEGL
Antric Gmbh	August 21, 2020	Germany	100% owned by CEGL
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by CEGL
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by CEGL

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As an Australian public limited company, the Company is subject to the Corporations Act 2001 (the “Corporations Act”), which requires financial statements be prepared and audited in accordance with Australian Auditing Standards (“AAS”) and International Financial Reporting Standards (“IFRS”). The consolidated financial statements are not financial statements for the purposes of the Corporations Act and are considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with AAS or IFRS.

All intercompany balances and transactions have been eliminated in consolidation and combination.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, estimates and judgments applied in determination of provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, goodwill, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, prepayment, goodwill and other current assets, accounts payable, accrued expenses and other current liabilities and amount due from and due to related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

Available-for-sale investments and currency-cross swap were classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. Our debt security investments are classified within Level 3 of the fair value hierarchy. As the Issuer is not yet listed and there are no similar companies in the market at the same stage of development for comparison, the Issuer is difficult to value, and the valuation is not considered reliable. Therefore, the Company develop own assumption by future cash flow forecast, which contains principle paid and interests accrued.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) cross-currency swap, which was recognized as short-term investments.

The convertible promissory notes payable accounted for under the fair value option election are each a debt host financial instrument containing embedded features that would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements in accordance with GAAP. Notwithstanding, when the fair value option election is applied to financial liabilities, bifurcation of an embedded derivative is not required, and the financial liability is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each reporting period date.

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other expense in the consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are: i) private equity funds, which represent the investment in equity securities on the consolidated balance sheet; ii) wealth management products purchased from banks, which represents the available-for-sale investments in short-term investments on the consolidated balance sheet.

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2023 and interim periods therein. Management used an expected credit loss model for the impairment of accounts receivable as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the consolidated statements of operations and comprehensive loss.

(h)	Available-for-sale investments and Debt Security investments

The Company’s available-for-sale investment consist of wealth management products purchased from banks and convertible loans. The Company’s short-term available-for-sale investment are classified as short-term investments on the consolidated balance sheets based on the contractual maturity date which is less than one year. The wealth management products purchased from banks are stated at the net asset value

The Company’s debt security investments consist of convertible loan. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. The convertible loans are stated at fair value.

The Company reviews its investments for other-than-temporary impairment (“OTTI”) based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, expected future performance of the investees, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. OTTI is recognized as a loss in the statement of operations. There is no OTTI recognized during the years ended December 31, 2023 and 2022.

(i)	Cross-currency swap

The Company used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the RMB or Renminbi. The use of these cross-currency swap modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

Depending on the nature of the underlying risk being hedged, these cross-currency swap are accounted for either as cash flow, net investment or mark to market hedges against changes in the value of the hedged item. Derivatives are recorded in the Consolidated Balance Sheets at fair value. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The accounting for changes in fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship. The Company determines whether a derivative instrument meets the criteria for cash flow or net investment hedge accounting treatment on the date the derivative is executed. Derivatives accounted for as mark to market hedges are not designated as hedges for accounting purposes.

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2023, all of the cross-currency swap contracts were accounted for as economic hedges.

(j)	Investment in equity securities

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

(k)	Property, plant and equipment, net

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

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the Company’s accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. The cost of maintenance and repair is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

The Company constructs certain of its property including recodifications and improvement of its office buildings and plant. Depreciation is recorded at the time assets are ready for the intended use.

(l)	Intangible assets, net

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Land use rights	45.75-50 years
Software	3 years
Technology	5 years
Trademark	5 years

(m)	Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of $431,319 and $3,917,537 were recorded in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(n)	Goodwill

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

In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than not” that the fair value is less than the carrying value, a quantitative assessment of goodwill is required.

The quantitative impairment test requires significant management judgments, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The judgment in estimating the fair value of reporting units includes estimating future cash flows, determining appropriate discount rates and making other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Impairment loss for goodwill of $nil and $11,111,886 were recorded for the years ended December 31, 2023 and 2022, respectively.

(o)	Long-term investment

Equity method investments

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

Under the equity method, the Company initially records its investment at cost and subsequently recognizes the Company’s proportionate share of each equity investee’s net income or loss after the date of investment into the consolidated statements of operations and comprehensive loss and accordingly adjusts the carrying amount of the investment. When the Company’s share of losses in the equity investee equals or exceeds its interest in the equity investee, the Company does not recognize further losses, unless the Company has incurred obligations or made payments or guarantees on behalf of the equity investee.

Equity investments without readily determinable fair values

For investments in an investee over which the Company does not have significant influence, the Company carries the investment at cost and recognizes income as any dividends declared from distribution of investee’s earnings. The Company reviews the equity investments without readily determinable fair values for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. An impairment loss is recognized in earnings equal to the difference between the investment’s carrying amount and its fair value at the balance sheet date of the reporting period for which the assessment is made. All equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in income. For equity investments that do not have readily determinable fair values the Company measures the equity investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company.

Impairment for long-term investment

The Company reviews its long-term investments for impairment whenever an event or circumstance indicates that other-than-temporary impairment has occurred. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its long-term investments. An impairment charge is recorded when the carrying amount of the investment exceeds its fair value and this condition is determined to be other-than-temporary. The adjusted carrying amount of the assets become new cost basis.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(p)	Revenue recognition

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

The following table disaggregates the Company’s revenues by product line for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Vehicles sales	$20,344,889	$8,235,053
Spare-parts sales	1,554,311	304,506
Other service income	180,705	402,276
Net revenues	$22,079,905	$8,941,835

The Company’s revenues are primarily derived from Europe, America and Asia. The following table sets forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2023	2022
Primary geographical markets
Europe	$16,218,398	$7,052,452
Asia	4,805,312	1,191,931
America	1,056,195	697,452
Total	$22,079,905	$8,941,835

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2023 and 2022, the Company recognized $464,636 and $1,105,076 revenue that was included in contractual liabilities as of January 1, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$6,530,801	$565,398
Contractual liabilities	$3,394,044	$2,388,480

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(q)	Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of property, plant and equipment, manufacturing waste treatment processing fees and inventory write-downs.

(r)	Government grants

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

(s)	Income taxes

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2015 through 2023. For the years ended December 31, 2023 and 2022, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2023 or 2022. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

(t)	Foreign currency translation and transaction

The consolidated financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of CEGL’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CAE, CEGE and Antric Gmbh is the EUR, and CEGL and its other subsidiaries in US is the USD. The functional currency of Cenntro Electric CICS, SRL was DOP. The functional currency of Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. was COP. The functional currency of Cenntro Elektromobilite Araçlar A.Ş was TRY.

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated financial statements are translated into USD from RMB, EUR, DOP, COP and TRY at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2023	2022
Period end USD: RMB exchange rate	7.0999	6.8972
Average USD: RMB exchange rate	7.0809	6.7290
Period end USD: EUR exchange rate	1.1062	0.9348
Average USD: EUR exchange rate	1.0817	0.9493

Foreign currency transactions denominated in currencies other than functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Foreign exchange gains and losses resulting from the settlement of such transactions and from re-measurement at year-end are recognized in foreign currency exchange gain/loss, net on the consolidated statement of operations.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(u)	Comprehensive loss

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

(v)	Segments

In accordance with ASC 280-10, Segment Reporting, the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer, relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by CODM, the Company has only one reportable segment. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2023 and 2022.

Long-lived assets
	December 31,
	2023	2022
PRC	$19,900,770	$18,018,954
US	19,730,650	9,125,535
Mexico	4,238,942	-
Dominican	808,346	469,740
Others	2,636,219	99,303
Total	$47,314,927	$27,713,532

(w)	Share-based compensation expenses

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

(x)	Convertible promissory notes

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

(y)	Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated statements of operations.

(z)	Operating lease

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term lease and not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

(aa)	Non-controlling Interest

A non-controlling interest in subsidiaries represents the portion of the equity (net assets) in the subsidiaries not directly or indirectly attributable to the Company’s shareholders. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets and consolidated statements of operations and other comprehensive loss are attributed to controlling and non-controlling interests.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(ab)	Recently issued accounting standards pronouncements

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method”. The new accounting rules allow entities to expand the use of the portfolio layer method to all financial assets and designate multiple hedged layers within a single closed portfolio. The new accounting rules also clarify guidance related to hedge basis adjustments and the related disclosures for these adjustments. The new accounting rules were effective for the Company starting January 1, 2023. As the Company does not currently have any fair value hedging programs that leverage the portfolio layer method, the adoption of the new accounting rules did not have any impact on the Company’s financial condition, results of operations, cash flows or disclosures.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 3 – BUSINESS COMBINATION

Acquisition of CAE’s equity interests

On March 5, 2022, CEGL entered into a Share and Loan Purchase Agreement (the “Purchase Agreement I”) with Mosolf SE & Co. KG, a limited liability partnership incorporated under the laws of Germany (“Seller” or “Mosolf” and, together with CEGL and CEG, the “Parties”), pursuant to which Mosolf agreed to sell to CEGL (i) 65% of the issued and outstanding shares (the “TME Shares”) in Cenntro Automotive Europe GmbH, previously known as Tropos Motors Europe GmbH, a German limited liability company (“CAE”), and (ii) 100% of the shareholder loan (the “Shareholder Loan”) which Mosolf previously provided to CAE (the “CAE Transaction”). CAE was one of Cenntro’s private label channel partners and has been one of Cenntro’s largest customers since 2019.

The CAE Transaction closed on March 25, 2022. At closing of the CAE Transaction, CEGL paid Mosolf EUR3,250,000 (or approximately USD$3.6 million) for the purchase of the TME Shares and EUR11,900,000 (or approximately USD$13.0 million) for the purchase of the Shareholder Loan, for total aggregate consideration of EUR15,150,000 (or approximately USD$16.6 million). An aggregate of EUR3,000,000 (or approximately USD$3.3 million) of the purchase price is held in escrow to satisfy amounts payable to any of the buyer indemnified parties in accordance with the terms of the Purchase Agreement I.

The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. CEGL is deemed to be the accounting acquirer and the assets and liabilities of CAE are recorded at the fair value as of the date of the closing.

On December 13, 2022, CEGL entered into another Share Purchase Agreement (the “Purchase Agreement II”) with Mosolf, pursuant to which Mosolf agreed to sell to CEGL its remaining 35% of the issued and outstanding shares in CAE in exchange for a purchase price of EUR1,750,000 (or approximately USD$1.86 million) (the “Transaction”).

The Transaction was closed on January 31, 2023, as a result, CAE became a wholly-owned subsidiary of CEGL. This transaction was accounted for as equity transactions, no gain or loss was recognized in the consolidated statement of operations. The difference between the fair value of the consideration paid and the amount by which the noncontrolling interest was adjusted was recognized in equity attributable to the Company.

Acquisition of Antric GmbH’s equity interests

On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,674,500) in Antric GmbH, a German company with limited liability, to acquire 25% of its equity interest, and the investment was accounted for under the equity method.

The Company entered into an agreement with Moritz Heibrock and Eric Diederich (the “Founder”) to acquire the remaining 75% equity interest of Antric GmbH (“Antric Transaction”), which was closed on August 31, 2023. The payment terms consisted of (i) purchasing 75% of the equity interest on the cash consideration of one euro (EUR 1); (ii) two hundred euros (EUR 200) for every Antric Unit (as defined by the agreement) sold by the Company for a period of ten years from August 31, 2023, subject to those terms and conditions under that Deed of Sale; (iii) a cash injection of five hundred thousand euros (EUR 500,000) into Antric GmbH by the Company; and (iv) a loan issued by the Company to Antric for seven hundred thousand euros (EUR 700,000) with interest payable to the Company at a rate of 6.5% per annum for a term of sixty (60) months.

After the transaction, Antric GmbH became a wholly-owned subsidiary of the Company. The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. The Company is deemed to be the accounting acquirer and the assets and liabilities of Antric GmbH are recorded at the fair value as of the date of the closing.

On the acquisition date August 31, 2023, total consideration of the transaction was EUR1,278,327(approximately $1,385,578), which was consisted of: (1) 25% equity Interest of Antric previously held by the Company fair valued at EUR1,042,221 (approximately $1,129,663) (Loss associated with the "step-acquisition" was recognized in other expenses (see Note 8 (a) (1)), (2) a cash consideration amounted to EUR 1 (approximately $1), and (3) an earn-out consideration amounted to EUR 236,106 (approximately $255,319). The excess of the purchase price over the net assets acquired was recorded as goodwill, which was $223,494 as of December 31, 2023. Contingent liabilities of $256,732 for earn-out price was recognized as of December 31, 2023.

Fair value of net assets acquired and liabilities assumed

On the acquisition date August 31, 2023, the allocation of the consideration of the assets acquired and liabilities assumed based on their fair value was as follows (USD:EUR) exchange rate of 1.0839 as of August 31, 2023 was applied:

Amount

Cash and Bank Balance	$1,376
Accounts Receivable	54,606
Inventory	663,723
Fixed Assets	124,362
Intangible Assets	1,513,124
Other assets	72,825
Goodwill	218,991
Short Term Borrowing	(604,568)
Trade and Service Liabilities	(319,472)
Deferred Tax Liabilities	(239,452)
Other Liabilities	(99,937)
Net assets	$1,385,578

NOTE 4 – SHORT-TERM INVESTMENTS

	December 31, 2023	December 31, 2022
Available-for-sale investment (1)	$4,227,947	$-
Cross-currency swap (2)	8,641	-
Total	$4,236,588	$-

(1)	Available-for-sale investment represented wealth management products purchased from banks, for which the contractual maturity dates are less than one year.

(2)	Cross-currency swap was bought by the Company to manage its exposures to movements in foreign exchange rates primarily related to the RMB.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:

	December 31, 2023	December 31, 2022
Accounts receivable	$8,443,069	$2,526,432
Less: provision for doubtful accounts	(1,912,268)	(1,961,034)
Accounts receivable, net	$6,530,801	$565,398

The changes in the provision for doubtful accounts are as follows:

	For the Years Ended December 31,
	2023	2022
Balance at the beginning of the year	$1,961,034	$1,475,983
Additions	-	1,394,591
Write-off	(108,288)	(922,632)
Foreign exchange	59,522	13,092
Balance at the end of the year	$1,912,268	$1,961,034

NOTE 6 - INVENTORIES

Inventories are summarized as follows:

	December 31, 2023	December 31, 2022
Raw material	$10,209,773	$9,311,419
Work-in-progress	1,494,441	290,220
Goods in transit	3,774,310	2,364,136
Finished goods	28,431,040	19,877,596
Inventories	$43,909,564	$31,843,371

For the years ended December 31, 2023 and 2022, the impairment loss recognized by the Company for slow-moving inventory with cost lower than net realizable value was $658,622 and $2,155,400, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 7 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Advance to suppliers	$12,579,554	$9,877,337
Deductible input value added tax	6,238,040	4,097,162
Receivable from a third party (1)	1,000,000	-
Loans to a third party (2)	-	1,044,181
Receivable from third parties	-	678,887
Others	573,556	440,763
Prepayment and other current assets	$20,391,150	$16,138,330

(1)
Receivable from a third party represented the redemption receivable of equity investment in Micro Money Fund SPC. The Company redeemed the investment of $1,000,000 in November 2023 and received the payment subsequently in January 2024.

(2)
Loans to a third party represented an interest-bearing loan to HW Electro Co., Ltd. with principal amount of $1,000,000 as of December 31, 2022, with the annual interest rate of 5.00%, which will be due on February 7, 2023. On January 31, 2023, the Company entered into a debt conversion agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 for 1,143,860 shares of HW Electro Co., Ltd.’s common stock totaling 3.00% of its equity interest. The interest of the loan was repaid in February 2023.

NOTE 8 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	December 31, 2023	December 31, 2022
Antric GmbH (1)	$-	$2,674,500
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (2)	2,127,062	2,189,570
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (3)	407,778	367,272
Able 2rent GmbH (DEU) (4)	89,432	94,399
Total	$2,624,272	$5,325,741

(1)
On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,674,500) in Antric GmbH to acquire 25% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 25% of voting interests, and has the ability to exercise significant influence over Antric GmbH. On August 31, 2023, the Company acquired the remaining 75% of its equity interest and Antric GmbH was became a wholly-owned subsidiary of CEGL. For the year ended December 31, 2023, loss of $136,302 from the acquisition of Antric GmbH was recorded.

(2)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,169,045) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu. For the years ended December 31, 2023 and 2022, the Company recognized investment gain of $4 and investment loss of $44,301, based on its proportionate share of equity interest.

(3)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $281,694) in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe. For the years ended December 31, 2023 and 2022, the Company recognized investment gain of $50,991 and $44,039 respectively, based on its proportionate share of equity interest.

(4)
On March 22, 2022, CAE invested EUR100,000 (approximately $110,620) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director. For the years ended December 31, 2023 and 2022, the Company recognized investment loss of $7,998 and $12,389 respectively, based on its proportionate share of equity interest.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	December 31, 2023	December 31, 2022
HW Electro Co., Ltd. (1)	$1,000,000	$-
Robostreet Inc. (2)	450,000	-
Total	$1,450,000	$-

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company is holding 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest as of December 31, 2023.

(2)
On July 12, 2023, the Company entered into a share sale and purchase agreement with Robostreet Inc., to acquire 176 shares of Robostreet Inc.’s for a total of 14.97% of its equity interest with a consideration of cash of $200,000 and three models of programmable smart chassis for an aggregate value of $250,000.

(c)	Debt security investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from Acton (the “Issuer”). As of December 31, 2023, the Company has paid $600,000 to the Issuer, the balance of debt investments was $611,712. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 9 – INVESTMENT IN EQUITY SECURITIES

As of December 31, 2023, the balance consisted of the following two equity investments:

	December 31, 2023	December 31, 2022
MineOne Fix Income Investment I L.P (1)	$26,060,355	$25,019,244
Micro Money Fund SPC (2)	98,119	4,739,951
Total	$26,158,474	$29,759,195

(1)
On October 12, 2022, the Company entered into a subscription agreement with MineOne Partners Limited, a partnership incorporated in the British Virgin Islands, for purchase of $25 million partnership shares in MineOne Fix Income Investment I LP (“MineOne”), over which MineOne Partners Limited is the General Partner. The Company holds 100% of the limited partnership equity of MineOne and is entitled to a fixed return of 5% per annum on the investment amount, and has the rights to sell all or any portion of its partnership interest after the second anniversary of the investment if the Company gives at least ten business days’ prior notice to the General Partner and receives the consent of General Partner. MineOne focuses on private credit loans, convertible bridge, and personal factoring. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity fund is measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of the Fund. For the year ended December 31, 2023 and 2022, the Company recorded upward adjustments for changes in fair value of this equity investment of $1,041,111 and $19,244, respectively.

(2)
On August 11, 2022, the Company invested $5 million in Micro Money Fund SPC, for purchase of 4,454.37 of participating, redeemable, non-voting shares attributable to Micro Money Fund SPII (“the Fund”), a segregated portfolio of Micro Money Fund SPC. The Company holds 59% of the limited partnership equity of the Fund, and has the rights to redeem the investment at the option of the Company, but a redemption gate may be setup to limit the redemption amount if redemption on redemption day in excess of such percentage of the NAV of the relevant portfolio by Micro Money Fund SPC. The Fund focuses on investments in convertible securities, publicly traded debt and stock, and combination options and futures trading. The investment was classified as an equity security because the investment represented the ownership interest in the Fund. The private equity fund is measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses NAV to measure the fair value of the Fund. In November 2023, the Company redeemed investment of $1,000,000 and recognized loss of the redemption part of $1,361,713. For the year ended December 31, 2023 and 2022, the Company recorded downward adjustments for changes in fair value of this remaining equity investment of $2,280,119 and $260,049, respectively.

The Company has neither control nor significant influence over MineOne or Micro Money Fund, the Company does not have the power to direct the activities that most significantly affect their economic performance, and there is no kick-off rights or right to dissolve the funds.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
At cost:
Plant and building	$11,509,679	$11,453,436
Land	1,063,270	-
Machinery and equipment	3,406,214	2,413,087
Leasehold improvement	6,103,786	2,956,515
Office equipment	1,693,588	1,192,443
Motor vehicles	771,259	352,972
Construction in progress	531,249	-
Total	25,079,045	18,368,453
Less: accumulated depreciation	(4,677,524)	(3,405,862)
Property, plant and equipment, net	$20,401,521	$14,962,591

Depreciation expenses for the years ended December 31, 2023 and 2022 were $1,456,984 and $907,739, respectively. Impairment loss for the years ended December 31, 2023 and 2022 were $431,319 and $550,402, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 11 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2023	December 31, 2022
At cost:
Land use right	$5,584,050	$4,605,738
Trademark	809,738	-
Technology	734,517	-
Software	118,350	119,550
Total	7,246,655	4,725,288
Less: accumulated amortization	(372,874)	(161,496)
Intangible assets, net	$6,873,781	$4,563,792

Amortization expenses for the years ended December 31, 2023 and 2022 were $213,996 and $46,133, respectively.

Impairment loss for the years ended December 31, 2023 and 2022 were $nil and $2,995,440, respectively.

NOTE 12 – OTHER NON-CURRENT ASSETS, NET

	December 31, 2023	December 31, 2022
Loan to the third party (1)	$-	$4,591,717
Deferred cost (2)	203,083	-
Deposit (3)	1,071,974	758,038
Long-term prepayment (4)	952,615	1,280,974
Total	2,227,672	6,630,729
Less: provision for loan to the third party and receivable from a third party	-	(4,591,717)
Other non-current assets, net	$2,227,672	$2,039,012

(1)
The balance represents a 5-year loan in the aggregate principal amount of $4,439,400 (New Zealand Dollar 7,000,000) to the related party, bearing interest of 2.5% annually and maturing in August 2026. As for the resignation of Mr. Justin Davis-Rice in 2022, the controller of Bendon Limited and the former director of CEGL, Bendon Limited was not a related party as of December 31, 2022. Full provision was made as of December 31, 2022, and the balance was written off as of December 31, 2023.

(2)
Since May 2022, the Company entered a series of agreement with Jiangxi ZC Automobile Co., Ltd. (“Jiangxi ZC”) to cooperate on mold development. The agreement stipulated that the mold development fee shall be borne by the Company and Jiangxi ZC, with each bearing 50%, and that Jiangxi ZC would share the ownership of the mold assets with the Company upon completion of the payment. The Company recognized deferred cost borne by Jiangxi ZC before it met the cost reorganization criteria.

(3)	The balance mainly consisted of the rental deposit.

(4)	The balance mainly represented a six-year period liability insurance for the existing officers and directors in connection with the closing of the Combination.

NOTE 13 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized as follow:

	December 31, 2023	December 31, 2022
Accrued litigation compensation	$1,773,007	$1,590,484
Accrued expenses	961,914	797,969
Other taxes payable	732,685	118,469
Employee payroll and welfare payables	621,605	452,904
Accrued professional fees	36,505	919,525
Payable for purchasing the factory	-	588,645
Interest expense of convertible loans	-	383,250
Credit card payable	106,650	22,908
Others	31,521	174,487
Total	$4,263,887	$5,048,641

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 14 - INCOME TAXES

Australia

CEGL is subject to a tax rate of 25%.

United States

U.S. subsidiaries are subject to a federal tax rate of 21% and respective state tax rate.

Europe

Subsidiaries in Germany, Spain, Italy, Netherlands and Turkey are subject to a tax rate of 15.8%, 25%, 24%, 19% and 25%, respectively.

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

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Zhejiang Tooniu Tech Co., Ltd, Hangzhou Hengzhong Tech Co., Ltd and. Zhejiang Xbean Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 5% in 2023.

(1)	Income taxes

Income tax expenses for the years ended December 31, 2023 and 2022 are $8,988 and nil.

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2023	2022
Current	$24,919	$-
Deferred	(15,931)	-
Total	$8,988	$-

The components of losses before income taxes are summarized as follows:

	For the Years Ended December 31,
	2023	2022
PRC	$(8,291,573)	$(7,386,251)
US	(14,349,845)	(17,254,945)
Europe	(10,839,504)	(20,130,854)
Australia	(19,225,749)	(67,392,512)
Others	(1,645,096)	19,300
Total	$(54,351,767)	$(112,145,263)

As the main business operations were concentrated in China, and other losses except for PRC losses are caused by non-operating activities, PRC statutory income tax rate was applied. The actual income tax expense reported in the consolidated statements of operations and comprehensive loss for years ended December 31, 2023 and 2022 differs from the amount computed by applying the PRC statutory income tax rate to income before income taxes due to the following:

	For the Years Ended December 31,
	2023	2022
Loss before provision for income tax	$(54,351,767)	$(112,145,263)
PRC statutory income tax rate	25%	25%
Income tax expense at the PRC statutory rate	(13,587,942)	(28,036,316)
Effect of preferential tax rate	1,535,761	161,592
Effect of international tax rates	123,766	(2,255,963)
Effect of non-deductible expenses	569,327	1,069,009
Effect of research and development deduction	(1,261,231)	(568,446)
Fair value change of warrant liability	60,799	3,912,074
Impairment loss of goodwill	-	2,777,972
Effect of valuation allowance	12,584,439	22,940,078
Total income tax expense - current	24,919	-
Effective income tax rate	0%	0%

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 14 - INCOME TAXES (CONTINUED)

(2)	Deferred taxes assets/(liabilities)

The tax effects of temporary differences that give rise to the net deferred tax liabilities balances as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Impairment loss	$3,561,625	$3,532,162
Change in fair value of financial instrument	(3,885,519)	912,340
Capitalization of research and experimental costs	943,938	369,687
Net operating loss carry forwards	42,229,598	28,818,841
Total deferred income tax assets	42,849,642	33,633,030
Valuation allowance	(42,849,642)	(33,633,030)
Deferred tax assets, net	$-	$-

Deferred income tax liabilities:
Intangible assets arising from acquisition	(228,086)	-
Total deferred tax liabilities	(228,086)	-

Net deferred tax liabilities	(228,086)	-

The changes related to valuation allowance are as follows:

	For the Years Ended December 31,
	2023	2022

Balance at the beginning of the year	$33,633,030	$14,659,415
Additions during the year	12,584,439	22,940,078
Expire of NOL	(3,165,660)	(1,318,979)
Change in tax rate	96,387	(91,423)
Exchange rate effect	(298,554)	(2,556,061)
Balance at the end of the year	$42,849,642	$33,633,030

The valuation allowances as of December 31, 2023 and 2022 were provided for the deferred income tax assets of certain subsidiaries, which were at cumulative loss positions. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable.

For entities incorporated in Hong Kong, net losses of $1,173,034 can be carried forward indefinitely.

For entities incorporated in the U.S., federal net operating losses of $38,730,970 can be carried forward indefinitely subject to a limitation in utilization against 80% of annual taxable income. Federal net operating losses of $3,740,668, $1,430,246, $744,848, and $1,512,798 will expire if unused by 2035, 2036, 2037 and 2038, respectively.

For entities incorporated in the PRC, net losses can be carried forward for five years.  PRC net losses of $37,266,136 were available to offset future taxable income.  Net losses of $5,413,592, $2,210,756, $5,989,640, $10,479,727 and $13,172,422 will expire, if unused, by 2024, 2025, 2026, 2027 and 2028 respectively.

For entities incorporated in German, net losses of $26,565,271 can be carried forward indefinitely.

For entities incorporated in Australia, net losses of $61,911,565 can be carried forward indefinitely.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. CAE GmbH was not yet subject to a tax audit, but a tax audit for 2019 has been recently announced. As of December 31, 2023 and 2022, the Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefits. The Company does not believe that its uncertain tax benefits position will materially change over the next twelve months.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 15 - LEASES

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Years Ended December 31,
	2023	2022
Operating leases cost excluding short-term rental expense	$4,745,560	$1,616,853
Short-term lease cost	809,894	238,386
Total	$5,555,454	$1,855,239

A summary of supplemental information related to operating leases is as follows:

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$4,012,410	$1,108,721
Weighted average remaining lease term	6.13 years	8.36 years
Weighted average discount rate	6.33%	4.27%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of December 31, 2023:

For the year ending December 31,	Operating Leases
2024	$4,908,465
2025	4,127,389
2026	4,180,335
2027	4,221,505
2028	2,176,965
2029 and thereafter	5,784,794
Total lease payments	25,399,453
Less: imputed interest	4,318,235
Total	$21,081,218
Less: current portion	4,741,599
Non-current portion	16,339,619

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 16 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

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

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other income (expense) in the consolidated statement of operations, change in fair value of convertible notes.

The movement of Note during the year ended December 31, 2023 are as follows:

Liability component
As of December 31, 2022	$57,372,827
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	(47,546,626)
Fair value change recognized	129,799
As of December 31, 2023	$9,956,000

The estimated fair value of the Note as of December 31, 2023 and 2022 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	December 31, 2023	December 31, 2022
Face value principal payable	9,953,381	57,488,000
Original conversion price	1.2375	1.2375
Interest Rate	8.00%	8.00%
Expected term (years)	1.05	0.55
Volatility	53.46%	75.13%
Market yield (range)	13.93%	18.02%
Risk free rate	4.69%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2025	July 19, 2023

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

The movement of warrants during the year ended December 31, 2023 are as follows:

	Investor warrants component	Placement agent warrants component
As of December 31, 2022	$14,334,104	$3,456,404
Warrants issued during the year	-	-
Exercise of warrants	(1,939,282)	-
Fair value change recognized	(205,314)	174
As of December 31, 2023	$12,189,508	$3,456,578

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	December 31, 2023	December 31, 2022
Expected term (years)	3.55	4.55
Volatility	72.11%	77.72%
Risk free rate	3.91%	4.13%

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 17 - SHARE-BASED COMPENSATION

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

On August 21, 2023, the Company extended the term and expiration date of each 2016 Option Agreement from eight (8) years to ten (10) years from the date of grant pursuant to the terms of the 2016 Plan .

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

For the year ended December 31, 2023 and 2022, the total share-based compensation expenses were comprised of the following:

	For the Years Ended December 31,
	2023	2022
General and administrative expenses	$4,630,230	$3,242,625
Selling and marketing expenses	193,939	504,199
Research and development expenses	406,103	284,805
Total	$5,230,272	$4,031,629

A summary of share options activity for the years ended December 31, 2023 and 2022 is as follows:

	Number of Share Options	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value US$
Outstanding at January 1, 2022	9,225,271	1.10	2.60	42,799,081
Granted	12,797,063	1.68
Exercised	(51,468)	0.28
Forfeited	(334,167)	1.68
Expired	(33,333)	1.68
Outstanding at December 31, 2022	21,603,366	1.44	5.99	721,210
Outstanding at December 31, 2022(After the “Share Consolidation”)*	2,160,351	14.38	5.99	721,210
Granted	-	-
Exercised	-	-
Forfeited	(116,125)	16.80
Expired	(19,111)	13.09
Outstanding at December 31, 2023	2,025,115	14.26	4.81	-
Expected to vest at December 31, 2023	591,600	17.05	8.13	-
Exercisable as of December 31, 2023	1,433,515	13.10	3.44	-

*On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023 (the “Share Consolidation”). The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 17 - SHARE-BASED COMPENSATION (CONTINUED)

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Years Ended December 31,
	2023	2022
Expected volatility	83.41%~86.57%	86.28%-83.96%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%-3.01%
The fair value of underlying ordinary shares (per share)	$16.80	$1.68

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of December 31, 2023, there was approximately $8,734,833 of total unrecognized compensation cost related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 2.16 years.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 18 - ORDINARY SHARES AND RESTRICTED NET ASSETS

Ordinary shares

Immediately prior to the consummation of the Combination, there were 8,640,271 ordinary shares of NBG issued and outstanding. In connection with the closing of the Combination, CEGL issued 17,485,355 shares to CAG Cayman as consideration for the Combination. In 2022, 5,147 ordinary shares were exercised under the 2016 Share Incentive Option Plan, and 3,953,427 ordinary shares were issued for exercise of the investor warrants. As of December 31, 2022, the issued and outstanding ordinary shares are 30,084,200.

During the year ended December 31, 2023, investor warrants were exercised via cashless option by the investors for 360,710 ordinary shares of the Company. On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. 383,868 ordinary shares were issued during the shares consolidation. As of December 31, 2023, the issued and outstanding ordinary shares are 30,828,778.

The holders of ordinary shares are entitled to participate in dividends and the proceeds on winding up of CEGL. Each holder of ordinary shares has one vote in person or by proxy, and upon a poll each share is entitled to one vote.

Restricted net assets

A significant portion of the Company’s operations are conducted through its PRC (excluding Hong Kong) subsidiaries. Due to restrictions on the distribution of share capital from the Company’s subsidiaries in PRC, total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were $nil as of December 31, 2023.

NOTE 19 - NET LOSS PER SHARE

Basic and diluted net loss per share for each of the year presented were calculated as follows:

	For the Years Ended December 31,
	2023	2022
Numerator:
Net loss attributable to the Company’s shareholders	(54,199,325)	(110,088,241)
Denominator:
Weighted average ordinary shares used in computing basic and diluted loss per share *	30,424,686	26,332,324
Basic and diluted net loss per share	(1.78)	(4.18)

* On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

The Company incurred losses for the years ended December 31, 2023 and 2022, no potential ordinary shares were anti-dilutive and excluded from the calculation of diluted net loss per share of the Company.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 20 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the years ended December 31, 2023 and 2022.

	Year ended December 31, 2023		Year ended December 31, 2022
Customer	Amount	% of Total	Amount	% of Total
A	3,501,965	16%	-	-
B	2,473,388	11%	36,999	*
C	169,766	*	1,304,969	15%
Total	$6,145,119	27%	$1,341,968	15%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
Customer	Amount	% of Total	Amount	% of Total
A	$2,724,397	32%	$-	-
D	1,237,751	15%	1,197,023	47%
E	-	-	410,321	16%
F	-	-	395,360	16%
Total	$3,962,148	47%	$2,002,704	79%

(b)	Suppliers

For the years ended December 31, 2023 and 2022, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Year ended December 31, 2023		Year ended December 31, 2022
Supplier	Amount	% of Total	Amount	% of Total
A	$7,799,901	29%	$2,885,202	12%
B	3,088,580	12%	432,475	*
C	31,035	*	6,078,079	26%
Total	$10,919,516	41%	$9,395,756	38%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
Supplier	Amount	% of Total	Amount	% of Total
D	$567,412	*	$577,621	17%
C	402,425	*	420,100	12%
Total	$969,837	-	$997,721	29%

*	Indicates below 10%.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 to the French company B-Moville under a contract dated August 23，2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company SWOOPIN. SWOOPIN is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by SWOOPIN were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the 90 vehicles remain the property of CAE. In the meantime, SWOOPIN returned the vehicles to B-Moville. CAE and B-Moville are currently negotiating the amount of the mutual claims.

In October 2021, Sevic Systems SE (“Sevic”), a former channel partner, commenced a lawsuit against Zhangzhou Machinery, one of Cenntro’s wholly owned subsidiaries, relating to a breach of contract for the sale of goods (the “Sevic Lawsuit”). Sevic filed its complaint with the People’s Court of Keqiao District, Shaoxing City, Light Textile City (the “People’s Court”). In the Sevic Lawsuit, Sevic alleges that the Shengzhou Machinery provided it with certain unmarketable goods and requests that the People’s Court (i) terminate two signed purchase orders signed on July 22, 2019 under its sales contract with Shengzhou Machinery signed on August 13, 2019 and (ii) award Sevic money damages for the cost of goods of $465,400, as well as interest and incidental losses, including freight and storage costs, for total damages of approximately $628,109. The parties entered into mediation and on July 27, 2023, the People’s Court issued a civil mediation letter stating that i) both Sevic and Shengzhou Machinery agreed to terminate (x) two purchase orders signed on July 22, 2019 and (y) the sales contract signed on August 13, 2019; ii) Shengzhou Machinery shall pay Sevic a sum of approximately $13,908 by August 7, 2023; iii) Sevic voluntarily waived all other claims; and iv) Sevic shall pay the case acceptance fee and the property preservation application fee totaling approximately $3,429. After the completion of the meditation, no other disputes were outstanding between the two parties.

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. On January 29, 2024, the arbitrator issued his opinion and order denying Tropos’ Motion to dismiss.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging CAE infringement of Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE derives directly from the CITELEC. The distribution of the METRO, therefore, allegedly infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17, 2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023. The judge did not give any legal assessment at the hearing. All parties have been granted deadlines for written pleadings. The receipt of the final writ has been planned for September 2, 2024. As of now, it is not possible to determine what the outcome of these proceedings will be.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
In July 2022, Cenntro filed a request for the cancellation of two European Union mark (“EU mark”) which belongs to a third party with European Union Intellectual Property Office (“EUIPO”). EUIPO decided in favor of Cenntro in November 2023. The two trademarks in question were cancelled and the costs of the cancellation proceedings were borne by the other party.

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot.

As of the issuance date of this report on Form 10-K, there remains one ongoing civil litigation cases between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers; and the other two cases have been withdrawn:

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People's Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made, ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma is dissatisfied with this third judgment and filed an appeal on March 21, 2024. We will prepare relevant defense materials.

On December 18, 2023, Zhejiang Sinomachinery Co., Ltd. filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total contract price of CNY461,800 (approximately US$ 65,104) and interest under a disputed contract of sale. As of today the case is in the first instance proceedings.

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“Cenntro”) demanding payment allegedly owed by Cenntro to MHP in the amount of $1,767,516.91 for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, Cenntro, through counsel, responded to the letter denying any breach and disputing the amounts claimed.  No lawsuit has been filed yet.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 22 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Mr. Peter Wang	Chairman, Chief Executive Officer, and principal shareholder of the Company
Mr. Yeung Heung Yeung	A principal shareholder of the Company
Bendon Limited	Controlled by Mr. Justin Davis-Rice, a director of CEGL. As for the resignation of Mr. Justin Davis-Rice in 2022, it was not a related party as of December 31, 2022.
Zhejiang Zhongchai Machinery Co., Ltd (“Zhejiang Zhongchai”)	Ultimately controlled by Mr. Peter Wang
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda, CEGL’s subsidiary
Jiangsu Rongyuan	An entity significantly influenced by Hangzhou Ronda, CEGL’s subsidiary
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda, CEGL’s subsidiary
Shenzhen Yuanzheng Investment Development Co. Ltd (“Shenzhen Yuanzheng“)	Controlled by Mr. Yeung Heung Yeung
Shanghai Hengyu Enterprise Management Consulting Co., Ltd (“Shanghai Hengyu”)	Ultimately controlled by Mr. Peter Wang
Antric GmbH	Invested by the Company, then it became the CEGL’s wholly-owned subsidiaries on August 31, 2023
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and was the CEO of Cenntro Electric CICS, SRL

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 22 - RELATED PARTY TRANSACTIONS (CONTINUED)
Related party transactions

During the years ended December 31, 2023 and 2022, the Company had the following material related party transactions.

	For the Years Ended December 31,
	2023	2022
Interest income from a related party
Zhejiang RAP	$12,767	$13,434
Bendon Limited	-	113,021

Purchase of raw materials from related parties
Hangzhou Hezhe	233,536	1,413,262

Service provided by a related party
Shanghai Hengyu	-	5,053
Zhejiang Zhongchai	-	119,963

Payment on the purchase of the raw materials
Hangzhou Hezhe	54,617	1,015,036

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario	113,560	-

Repayment of the advance operating fund from a related party
Zhejiang Zhongchai	-	276,266

Repayment of interest-bearing Loan from a related party
Shenzhen Yuanzheng	-	395,523
Mr. Yeung Heung Yeung	-	1,331,091

Interest expense on loans provided by related parties
Mr. Yeung Heung Yeung	-	2,532
Others	-	1,075

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 22 - RELATED PARTY TRANSACTIONS (CONTINUED)
Amounts due from Related Parties

The following table presents amounts due from related parties as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Hangzhou Hezhe (1)	$178,019	$366,936
Billy Rafael Romero Del Rosario (2)	109,420	-
Total	$287,439	$366,936

(1)	The balance mainly represents the prepayment for raw material to the related party.

(2)	The balance mainly represents the prepayment of operating fund to the related party.

Amounts due to Related Parties - current

The following table presents amounts due to related parties as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
Antric GmbH (1)	$-	$666,396
Zhejiang RAP	10,468	23,882
Jiangsu Rongyuan (2)	-	23,194
Shanghai Hengyu (2)	-	2,900
Total	$10,468	$716,372

(1)
The balance represented the capital injection payable to this related party. On December 16, 2022, the Company invested EUR2,500,000 (approximately $2,674,500) in Antric GmbH to acquire 25% of its equity interest. For the year ended December 31, 2022, capital investment of EUR1,868,750 (approximately $1,977,380) was paid to Antric GmbH.

(2)
The balance represented the payable of purchase of raw material to Jiangsu Rongyuan and service fee payable to Shanghai Hengyu . In July 2023 and December 2023, Shanghai Hengyu and Jiangsu Rongyuan were deregistered, respectively. Thus the balance of these related parties was written off and other income of $26,746 was recognized for the year ended December 31, 2023.

NOTE 23 - SUBSEQUENT EVENT

On February 16, 2024, CEGL issued a press release announcing the Supreme Court of New South Wales, Australia (the “Court”) made orders to approve CEGL’s proposed scheme of arrangement in relation to which CEGL will redomicile from Australia to the United States (the “Scheme”). Under the Scheme, CEGL will become a subsidiary of Cenntro Inc. (the “HoldCo”), a United States company incorporated in accordance with the laws of the State of Nevada for the purpose of effecting CEGL group’s redomiciliation to the United States.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events with material financial impact on the consolidated financial statements.