Form 10-Q
period 2024-03-31
Cenntro Inc.
filed 2024-05-15
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024
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

The registrant had 30,828,795 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of May 14, 2024.

Forward-Looking Statements

This Quarterly Report of Cenntro Inc. (“we,” “us,” “our,” “Cenntro” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our electric vehicles (“EVs”); and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

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

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the EV market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the Cenntro brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●
the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2023, filed with the SEC on April 1, 2023 (the “Form 10-K”).

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

		For the Three Months Ended March 31,
	Note	2024	2023

Net revenues	2(d)	$3,391,999	$3,470,544
Cost of goods sold		(3,377,728)	(3,275,800)
Gross profit		14,271	194,744

OPERATING EXPENSES:
Selling and marketing expenses		(1,316,763)	(1,868,985)
General and administrative expenses		(6,361,196)	(7,358,264)
Research and development expenses		(1,727,830)	(1,569,919)
Total operating expenses		(9,405,789)	(10,797,168)

Loss from operations		(9,391,518)	(10,602,424)

OTHER EXPENSE:
Interest income (expense), net		73,242	(54,415)
(Loss) income from long-term investment		(13,520)	19,042
Impairment of long-term investment		-	(1,146,128)
Loss on redemption of convertible promissory notes		-	(2,001)
Loss on exercise of warrants		-	(212,870)
Change in fair value of convertible promissory notes and derivative liability		(705)	(126,273)
Change in fair value of equity securities		234,887	653,016
Foreign currency exchange loss, net		(359,217)	-
Gain from cross-currency swaps		5,933	-
Other income, net		190,643	358,076
Loss before income taxes		(9,260,255)	(11,113,977)
Income tax benefit	11	30,032	-
Net loss		(9,230,223)	(11,113,977)
Less: net loss attributable to non-controlling interests		(72)	(156,028)
Net loss attributable to the Company’s shareholders		$(9,230,151)	$(10,957,949)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment		(1,001,245)	337,278
Total comprehensive loss		(10,231,468)	(10,776,699)

Less: total comprehensive loss attributable to non-controlling interests		(144)	(180,595)
Total comprehensive loss to the Company’s shareholders		$(10,231,324)	$(10,596,104)

Weighted average number of shares outstanding, basic and diluted *		30,828,794	30,309,574

Loss per share, basic and diluted		(0.30)	(0.36)

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENNTRO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note	March 31, 2024	December 31, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$20,255,568	$29,375,727
Restricted cash		329,185	196,170
Short-term investment	3	4,195,117	4,236,588
Accounts receivable, net	4	4,576,963	6,530,801
Inventories, net	5	43,768,940	43,909,564
Prepayment and other current assets	6	21,337,298	20,391,150
Amounts due from related parties - current	16	270,262	287,439
Total current assets		94,733,333	104,927,439

Non-current assets:
Long-term investments	7	4,580,164	4,685,984
Investment in equity securities	8	25,819,920	26,158,474
Property, plant and equipment, net	9	20,195,719	20,401,521
Goodwill		218,019	223,494
Intangible assets, net	10	6,643,051	6,873,781
Right-of-use assets, net	12	18,711,452	20,039,625
Other non-current assets		2,133,839	2,227,672
Total non-current assets		78,302,164	80,610,551

Total Assets		$173,035,497	$185,537,990

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$6,558,147	$6,797,852
Accrued expenses and other current liabilities		3,453,089	4,263,887
Contract liabilities		2,664,191	3,394,044
Operating lease liabilities, current	12	4,471,010	4,741,599
Convertible promissory notes	13	9,958,000	9,956,000
Contingent liabilities, current		26,015	26,669
Deferred government grant, current		106,904	108,717
Amounts due to related parties	16	-	10,468
Total current liabilities		27,237,356	29,299,236

Non-current liabilities:
Contingent liabilities, non-current		224,427	230,063
Deferred tax liabilities		210,579	228,086
Deferred government grant, non-current		1,870,828	1,929,733
Derivative liability - investor warrant	13	12,188,515	12,189,508
Derivative liability - placement agent warrant	13	3,456,277	3,456,578
Operating lease liabilities, non-current	12	15,307,489	16,339,619
Total non-current liabilities		33,258,115	34,373,587

Total Liabilities		$60,495,471	$63,672,823

Commitments and contingencies	15

EQUITY
Ordinary shares (No par value; 30,828,795 and 30,828,778 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)		-	-
Additional paid in capital		403,243,720	402,337,393
Accumulated deficit		(283,253,652)	(274,023,501)
Accumulated other comprehensive loss		(7,445,658)	(6,444,485)
Total equity attributable to shareholders		112,544,410	121,869,407
Non-controlling interests		(4,384)	(4,240)
Total Equity		$112,540,026	$121,865,167
Total Liabilities and Equity		$173,035,497	$185,537,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of December 31, 2022	30,084,200	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	1,153,808	-	-	1,153,808	-	1,153,808
Net loss	-	-	-	(10,957,949)	-	(10,957,949)	(156,028)	(11,113,977)
Acquisition of 35% of CAE’s equity interests	-	-	(2,557,721)	-	-	(2,557,721)	657,730	(1,899,991)
Exercise of warrants	360,709	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	361,845	361,845	(24,567)	337,278
Balance as of March 31, 2023	30,444,909	$-	$398,262,089	$(230,782,125)	$(4,945,127)	$162,534,837	$-	$162,534,837

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	906,327	-	-	906,327	-	906,327
Net loss	-	-	-	(9,230,151)	-	(9,230,151)	(72)	(9,230,223)
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,001,173)	(1,001,173)	(72)	(1,001,245)
Balance as of March 31, 2024	30,828,795	$-	$403,243,720	$(283,253,652)	$(7,445,658)	$112,544,410	$(4,384)	$112,540,026

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(8,864,876)	$(17,363,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	-	(622,917)
Purchase of property, plant and equipment	(327,589)	(2,577,292)
Purchase of land use right	-	(268,993)
Acquisition of CAE’s equity interests	-	(1,924,557)
Cash dividend from long-term investment	55,645	-
Proceeds from disposal of property, plant and equipment	5,264	-
Loans provided to third parties	-	(100,000)
Proceeds from interest and redemption of equity securities	573,441	-
Net cash provided by (used in) investing activities	306,761	(5,493,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of convertible promissory notes	-	(39,583,321)
Net cash used in financing activities	-	(39,583,321)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(429,029)	283,806

Net decrease in cash, cash equivalents and restricted cash	(8,987,144)	(62,156,606)
Cash, cash equivalents and restricted cash at beginning of period	29,571,897	154,096,801
Cash, cash equivalents and restricted cash at end of period	$20,584,753	$91,940,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$130,500	$-
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$-	$2,168,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
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

CAC, CEG and CAG HK and its consolidated subsidiaries are collectively known as “Cenntro”; Cenntro Inc., CEGL, Cenntro and its subsidiaries are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

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

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
As of March 31, 2024, Cenntro Inc’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 27, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc
Cenntro Electric Group (Europe) GmbH (“CEGE”)	January 13, 2022	Düsseldorf, Germany	100% owned by Cenntro Inc
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)	June 16, 2011	PRC	100% owned by Cenntro Inc
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)	July 12, 2012	PRC	100% owned by Cenntro Inc
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by Cenntro Inc
Antric Gmbh	August 21, 2020	Germany	100% owned by Cenntro Inc
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year or any future periods.

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

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) currency-cross swap, which was recognized as derivative financial instruments in short-term investments.

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

(d)	Revenue recognition

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

The following table disaggregates the Company’s revenues by product line for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Vehicles sales	$2,514,777	$2,840,963
Spare-parts sales	828,785	598,036
Other service income	48,437	31,545
Net revenues	$3,391,999	$3,470,544

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Three Months Ended March 31,
	2024	2023
Primary geographical markets
Europe	$1,661,619	$3,061,998
Asia	1,104,475	376,500
America	625,905	32,046
Total	$3,391,999	$3,470,544

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contract liability until goods or services have been provided to the customer. For the three months ended March 31, 2024 and 2023, the Company recognized $890,646 and $98,818 revenue that was included in contract liabilities as of December 31, 2023 and 2022, respectively.

The following table provides information about receivables and contract liabilities from contracts with customers:

	March 31, 2024	December 31, 2023
Accounts receivable, net	$4,576,963	$6,530,801
Contract liabilities	$2,664,191	$3,394,044

(e)	Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (ab) Recently issued accounting standards pronouncements” of the Company 2023 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s unaudited condensed consolidated results of operations or financial position.

NOTE 3 - SHORT-TERM INVESTMENTS

	March 31, 2024 (Unaudited)	December 31, 2023
Available-for-sale investment (1)	$4,180,713	$4,227,947
Cross-currency swap (2)	14,404	8,641
Total	$4,195,117	$4,236,588

(1)	Available-for-sale investment represented wealth management products purchased from banks, for which the contractual maturity dates are more than three months and less than one year.

(2)	Cross-currency swap was bought by the Company to manage its exposures to movements in foreign exchange rates primarily related to the RMB.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	March 31, 2024 (Unaudited)	December 31, 2023
Accounts receivable	$6,272,558	$8,443,069
Less: provision for doubtful accounts	(1,695,595)	(1,912,268)
Accounts receivable, net	$4,576,963	$6,530,801

The changes in the provision for doubtful accounts are as follows:
	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$1,912,268	$1,961,034
Write-off	(173,731)	(11,402)
Foreign exchange	(42,942)	4,269
Balance at the end of the year	$1,695,595	$1,953,901

NOTE 5 - INVENTORIES, NET

Inventories, net are summarized as follows:

	March 31, 2024 (Unaudited)	December 31, 2023
Raw material	$11,357,883	$11,568,791
Work-in-progress	1,538,235	1,494,441
Goods in transit	3,619,328	3,774,310
Finished goods	30,728,733	30,576,355
Inventories, gross	47,244,179	47,413,897
Less: Inventory valuation allowance	(3,475,239)	(3,504,333)
Inventories, net	$43,768,940	$43,909,564

The changes in inventory valuation allowance are as follows:

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$3,504,333	$3,218,765
Write-off	(480)	(39)
Foreign exchange	(28,614)	8,669
Balance at the end of the year	$3,475,239	$3,227,395

NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2024 (Unaudited)	December 31, 2023
Advance to suppliers	$13,930,881	$12,579,554
Deductible input value added tax	6,537,302	6,238,040
Receivable from third parties	-	1,000,000
Others	869,115	573,556
Prepayment and other current assets	$21,337,298	$20,391,150

NOTE 7 - LONG-TERM INVESTMENT, NET

(a)	Equity method investments, net

The Company had the following equity method investments:

	March 31, 2024 (Unaudited)	December 31, 2023
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,091,600	$2,127,062
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (2)	331,763	407,778
Able 2rent GmbH (DEU) (3)	87,589	89,432
Total	$2,510,952	$2,624,272

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,132,875) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $276,997) in Hangzhou Hezhe to acquire 20% of its equity interest. The Company accounts for the investment under the equity method because the Company controls 33% of voting interests in board of directors, and has the ability to exercise significant influence over Hangzhou Hezhe. On January 24, 2024, Ronda received the dividend distributed by Hangzhou Hezhe, amounting RMB400,000(approximately $55,400).

(3)
On March 22, 2022, CAE invested EUR100,000 (approximately $107,910) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

(b)	Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	March 31, 2024 (Unaudited)	December 31, 2023
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Robostreet Inc. (2)	450,000	450,000
Total	$1,450,000	$1,450,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company held 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest.

(2)	On July 12, 2023, the Company entered into a share sale and purchase agreement with Robostreet Inc., to acquire 176 shares of Robostreet Inc.’s for a total of 14.97% of its equity interest with a consideration of cash of $200,000 and three models of programmable smart chassis for an aggregate value of $250,000.

(c)	Debt Security Investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from Acton (the “Issuer”). As of March 31, 2024, the Company has paid $600,000 to the Issuer, the balance of debt investments was $619,212. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price.

NOTE 8 - INVESTMENT IN EQUITY SECURITIES

As of March 31, 2024, the balance consisted of the following two equity investments:

	March 31, 2024 (Unaudited)	December 31, 2023
MineOne Fix Income Investment I L.P	$25,819,920	$26,060,355
Micro Money Fund SPC	-	98,119
Total	$25,819,920	$26,158,474

For the three months ended March 31, 2024 and 2023, the Company made redemption of $73,441 and nil of both equity investments, respectively.

For the three months ended March 31, 2024 and 2023, the Company received interest of $500,000 and nil of both equity investments, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded upward adjustments of $234,887 and $653,016 for changes in fair value of equity investments, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	March 31, 2024 (Unaudited)	December 31, 2023
At cost:
Plant and building	$11,363,200	$11,549,755
Land	1,063,270	1,063,270
Machinery and equipment	3,439,443	3,437,783
Leasehold improvement	6,329,451	6,221,899
Office equipment	2,166,478	2,179,269
Motor vehicles	1,200,275	1,106,055
Construction in progress	601,487	531,248
Total	26,163,604	26,089,279
Less: accumulated depreciation	(4,982,402)	(4,677,524)
Impairment	(985,483)	(1,010,234)
Property, plant and equipment, net	$20,195,719	$20,401,521

Depreciation expenses for the three months ended March 31, 2024 and 2023 were $385,144 and $305,262, respectively.

Impairment loss for the three months ended March 31, 2024 and 2023 were nil and $24,369, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	March 31, 2024 (Unaudited)	December 31, 2023
At cost:
Land use right	$5,490,935	$5,584,050
Trademark	789,901	809,738
Technology	716,522	734,517
Software	116,359	118,350
Total	7,113,717	7,246,655
Less: accumulated amortization	(470,666)	(372,874)
Intangible assets, net	$6,643,051	$6,873,781

Amortization expenses for the three months ended March 31, 2024 and 2023 were $105,397 and $25,370, respectively.

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

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Zhejiang Tooniu Tech Co., Ltd and Hangzhou Hengzhong Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 5% in 2024.

Income tax benefit for the three months ended March 31, 2024 and 2023 are $30,032 and nil, respectively.

The components of losses before income taxes are summarized as follows:
	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
PRC	$2,565,619	1,778,180
US	3,690,213	3,554,955
Europe	2,302,596	2,904,320
Australia	446,798	2,606,972
Others	255,029	269,550
Total	$9,260,255	11,113,977

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term rental expense	$1,295,426	$671,313
Short-term lease cost	112,457	268,721
Total	$1,407,883	$940,034

A summary of supplemental information related to operating leases is as follows:

	March 31, 2024	March 31, 2023
	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,178,716	$671,109
Weighted average remaining lease term	6.02 years	7.26 years
Weighted average discount rate	6.32%	5.41%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of March 31, 2024:

Operating Leases
For the remaining of 2024	$3,597,094
Years ended December 31,
2025	4,003,959
2026	4,050,927
2027	4,099,617
2028	2,175,845
2029 and thereafter	5,781,298
Total lease payments	23,708,740
Less: imputed interest	(3,930,241)
Total	19,778,499
Less: current portion	4,471,010
Non-current portion	$15,307,489

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

The movement of Note during the three months ended March 31, 2024 are as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the period	-
Redemption of convertible promissory notes	-
Fair value change recognized	2,000
As of March 31, 2024 (Unaudited)	9,958,000

The estimated fair value of the Note upon issuance date December 31, 2023 and as of March 31, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

The Company determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	March 31, 2024	December 31, 2023
	(Unaudited)
Face value principal payable	9,953,381	9,953,381
Original conversion price	12.375	12.375
Interest Rate	8.00%	8.00%
Expected term (years)	0.81	1.05
Volatility	57.13%	53.46%
Market yield (range)	16.39%	13.93%
Risk free rate	4.99%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2025	January 19, 2025

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

The movement of warrants during the three months ended March 31, 2024 are as follows:

	Investor warrants component	Placement agent warrants component
As of December 31, 2023	$12,189,508	$3,456,578
Warrants issued during the period	-	-
Exercise of warrants	-	-
Fair value change recognized	(993)	(301)
As of March 31, 2024	12,188,515	3,456,277

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	March 31, 2024	December 31, 2023
	(Unaudited)
Expected term (years)	3.30	3.55
Volatility	66.57%	72.11%
Risk free rate	4.08%	3.91%

NOTE 14 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the three months ended March 31, 2024 and 2023.

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
Customer	Amount	% of Total	Amount	% of Total
A	730,158	22%	-	-
B	560,976	17%	-	-
C	-	-	339,874	10%
Total	$1,291,134	39%	$339,874	10%

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024		As of December 31, 2023
Customer	Amount	% of Total	Amount	% of Total
D	$1,140,576	18%	$2,724,397	32%
E	1,207,429	19%	1,237,751	15%
F	731,780	12%	723,636	*
Total	$3,079,785	49%	$4,685,784	47%

(b)	Suppliers

For the three months ended March 31, 2024 and 2023, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Three months ended March 31, 2024,		Three months ended March 31, 2023,
Supplier	Amount	% of Total	Amount	% of Total
A	$1,207,489	37%	$4,844,671	56%
Total	$1,207,489	37%	$4,844,671	56%

The following table sets forth information as to each supplier that accounted for 10% or more of total accounts payable as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024,		As of December 31, 2023,
Supplier	Amount	% of Total	Amount	% of Total
C	$687,369	11%	$567,412	*
Total	$687,369	11%	$567,412	*

*	Indicates below 10%.

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 (approximately $2,358,611.88) to the French company B-Moville under a contract dated August 23，2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company SWOOPIN. SWOOPIN is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by SWOOPIN were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the 90 vehicles remain the property of CAE. In the meantime, SWOOPIN returned the vehicles to B-Moville. CAE and B-Moville are currently negotiating the amount of the mutual claims.

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

As of the issuance date of this report on Form 10-Q, there remains one ongoing  civil litigation case between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers; and the other two cases have been withdrawn:

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made, ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma is dissatisfied with this third judgment and filed an appeal on March 21, 2024. The Company is preparing relevant defense materials for the court hearing scheduled on May 21, 2024.

On December 18, 2023, Zhejiang Sinomachinery Co., Ltd. filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total contract price of CNY461,800 (approximately US$ 65,104) and interest under a disputed contract of sale. On April 17, 2024, the court made the judgement supporting plaintiff’s primary claims, ruling Tianxin to pay Zhejiang Sinomachinery CNY461,800 (approximately US$ 65,104) plus interest and relevant legal expenses within 10 days.

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“Cenntro”) demanding payment allegedly owed by Cenntro to MHP in the amount of $1,767,516.91 for unpaid invoices and $3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, Cenntro, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. On April 30, 2024, MHP filed a Notice of Removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey.

NOTE 16 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, CEGL’s subsidiary
Hangzhou Hezhe Energy Technology Co., Ltd (“Hangzhou Hezhe”)	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, CEGL’s subsidiary
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and was the CEO of Cenntro Electric CICS, SRL

Related party transactions

During the three months ended March 31, 2024 and 2023, the Company had the following material related party transactions.
.
	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Purchase of raw materials from related parties
Hangzhou Hezhe	$3,764	$79,773

Payment on the purchase of the raw materials
Hangzhou Hezhe	-	54,516

Refund on the purchase of the raw materials
Hangzhou Hezhe	69,486	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario	47,660	-

Interest income
Zhejiang RAP	22,249	3,303

Amounts due from Related Parties

The following table presents amounts due from related parties as of March 31, 2024 and December 31, 2023.

	March 31, 2024 (Unaudited)	December 31, 2023
Hangzhou Hezhe (1)	$102,123	$178,019
Billy Rafael Romero Del Rosario	156,282	109,420
Zhejiang RAP	11,858	-
Total	$270,262	$287,439

(1)	The balance mainly represents the prepayment for raw material to the related party.

Amounts due to Related Parties

The following table presents amounts due to related parties as of March 31, 2024 and December 31, 2023.

	March 31, 2024 (Unaudited)	December 31, 2023
Zhejiang RAP	$-	$10,468
Total	$-	$10,468

NOTE 17 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no subsequent events with material financial impact on the unaudited condensed consolidated financial statements.

CENNTRO INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Cenntro,” “we,” “us” or “our” are references to the combined business Cenntro Inc. and its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

A. Key Components of Results of Operations

Net revenues

Up until the three months ended March 31, 2024, we generate revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to Cenntro Branded EV Centers globally.

Net revenues during the three months ended 2024 and 2023 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260, Logistar™ 400, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Cost of goods sold also includes inventory write-downs. Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and is comprised of direct materials, direct labor cost and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices fewer selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Write-downs are recorded in the cost of goods sold in our statements of operations and comprehensive loss.

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

Selling and Marketing Expense

Selling and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, freight costs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. We anticipate that our selling and marketing expenses will not increase as we shift our strategy towards strengthening our existing market developments in 2024, instead of pursuing the rapid expansions undertaken in 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services. While we continue to monitor general and administrative expenses, we anticipate that our general and administrative expenses will not increase in 2024 as we committed to improve operational efficiency in the next two years, following rapid expansions in previous years.

Accounts receivable and provision for doubtful accounts

The Company adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1. 2023 and interim periods therein. Management used an expected credit loss model for the impairment of accounts receivable as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance. when receivables are deemed uncollectible. after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the three months ended March 31, 2024 and 2023.

	Three Months ended March 31,
	2024	2023
	(Unaudited)
Gross margin of vehicle sales	6.34%	1.63%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended March 31,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Combined Statements of Operations Data:
Net revenues	3,391,999	3,470,544
Cost of goods sold	(3,377,728)	(3,275,800)
Gross profit	14,271	194,744
Operating Expenses:
Selling and marketing expenses	(1,316,763)	(1,868,985)
General and administrative expenses	(6,361,196)	(7,358,264)
Research and development expenses	(1,727,830)	(1,569,919)
Total operating expenses	(9,405,789)	(10,797,168)

Loss from operations	(9,391,518)	(10,602,424)

Other Income (Expense):
Interest expense, net	73,242	(54,415)
(Loss) Income from equity method investments	(13,520)	19,042
Other (expense) income, net	(168,574)	358,075
Loss on redemption of convertible promissory notes	—	(2,100)
Loss on exercise of warrants	—	(212,870)
Change in fair value of convertible promissory notes and derivative liability	(705)	(126,272)
Change in fair value of equity securities	234,887	653,016
Gain from cross-currency swaps	5,933	—
Impairment of Long-term investments	—	(1,146,128)
Loss before income taxes	(9,260,255)	(11,113,977)
Income tax expense	30,032	—
Net loss	(9,230,223)	(11,113,977)
Less: net loss attributable to non-controlling interests	(72)	(156,028)
Net loss attributable to shareholders of the Company	(9,230,151)	(10,957,949)

Comparison of the Three months ended March 31, 2024 and 2023

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Net revenues:
Vehicle Sales	$2,514,777	74.2%	$2,840,963	81.9%
Spare-part sales	828,785	24.4%	598,036	17.2%
Other sales	48,437	1.4%	31,545	0.9%
Total net revenues	$3,391,999	100.0%	$3,470,544	100.0%

Net revenues for the three months ended March 31, 2024 were approximately $3.4 million, a decrease of approximately $0.1 million or 2.3% from approximately $3.5 million for the three months ended March 31, 2023. The decrease in net revenues in 2024 was primarily attributed to a decrease in vehicle sales by approximately $0.3 million due to the decrease of average selling price from approximately $22,000 to $15,000, offset by an increase in spare-part sales by approximately $0.2 million.

Additional units were sold during the three months ended March 31, 2024; we sold 165 ECVs, including 29 fully assembled Metro® units, 8 fully assembled Logistar™ 200, 26 fully assembled Logistar™ 100, 4 fully assembled Teemak™ , 42 fully assembled Logistar™ 260, 4 fully assembled Logistar™ 400 units,  29 fully assembled Avantier™ units, 20 Clubcar units and 3 Antric® V5 units compared with 129 ECVs for the three months ended March 31, 2023, including 17 fully assembled Metro® units, 48 fully assembled Logistar™ 200, 39 fully assembled Logistar™ 100, 1 fully assembled Teemak™ and 24 fully assembled Logistar™ 260.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the Europe during the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, net revenues from Europe, North America, and Asia as a percentage of total revenues was 49.0%, 18.5%, and 32.5%, respectively, compared to 88.2%, 0.9%, and 10.9%, respectively for the corresponding period in 2023.

For the three months ended March 31, 2024, net revenues from vehicle sales in Europe, North America, and Asia as a percentage of total vehicle net revenues was 61.8%, 24.9%, and 13.3%, respectively, compared to 93.8%, 1.1%, and 5.1%, respectively, for the corresponding period in 2023.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Cost of goods sold:
Vehicle Sales	$ (2,355,403)	69.7%	$ (2,794,762)	85.3%
Spare-part sales	(920,289)	27.2%	(464,224)	14.2%
Other sales	(102,036)	3.1%	(16,814)	0.5%
Total cost of goods sold	$ (3,377,728)	100.00%	$ (3,275,800)	100.00%

Cost of goods sold for the three months ended March 31, 2024 was approximately $3.4 million, an increase of approximately $0.1 million or approximately 3.1% from approximately $3.3 million for the three months ended March 31, 2023.  The increase of cost of vehicle sales was mainly caused by the increased cost of spare-parts sales and other sales of approximately $0.5 million and $0.09 million, respectively, offset by the decreased cost of vehicle sales of approximately $0.4 million.

Gross Profit

Gross profit for the three months ended March 31, 2024 was approximately $0.01 million, a decrease of approximately $0.18 million from approximately $0.19 million of gross profit for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, our overall gross margin was approximately 0.4% and 5.6%, respectively. Our gross margin of vehicle sales for the three months ended March 31, 2024 and 2023 was 6.34% and 1.63%, respectively. The decrease of our gross profit was caused by a decrease in the gross profit of spare-part sales and other sales of approximately $0.2 million and $0.07 million, respectively, offset by the increase in the gross profit of vehicle sales of approximately $0.1 million.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2024 were approximately $1.3 million, a decrease of approximately $0.6 million or approximately 29.6% from approximately $1.9 million for the three months ended March 31, 2023. The decrease in selling and marketing expenses in 2024 was primarily attributed to the decrease in marketing expenses, others, freight and selling employees’ share-based compensations of approximately $0.3 million, $0.1 million, $0.2 million and $0.1 million, respectively, offset by the increase in service fees related to European market and distribution channel research of approximately $0.2 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were approximately $6.4 million, a decrease of approximately $1.0 million or approximately 13.3% from approximately $7.3 million for the three months ended March 31, 2023. The decrease in general and administrative expenses in 2024 was primarily attributed to a decrease in legal and professional fee, salary and social insurance and office expenses of approximately $0.5 million, $0.2 million and $0.7 million, respectively, offset by the increase in ROU amortization of approximately $0.4 million.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 were approximately $1.7 million, an increase of approximately $0.2 million or approximately 10.1% from approximately $1.6 million for the three months ended March 31, 2023. The increase in research and development expenses in 2024 was primarily attributed to the increase salary expense of approximately $0.3 million, offset by the decrease in design and development expenses of approximately $0.1 million.

Interest income (expense), net

Interest income (expense), net, mainly consists of interest income from deposit. Net interest income was approximately $0.07 million for the three months ended March 31, 2024, a change of approximately $0.12 million compared to the approximately $0.05 million in interest expense for the three months ended March 31, 2023. The increase was primarily attributable to (i) a decrease in interest expense to convertible bonds of approximately $0.2 million,  (ii) offset by the decrease in interest income of approximately $0.09 million from HWE.

Other expense (income), net

Other expense, net for the three months ended March 31, 2024 was approximately $0.17 million, representing a change of approximately $0.53 million compared to approximately $0.36 million of other income, net for the three months ended March 31, 2023. The change of other income in 2024 compared to 2023 was primarily attributable to (i) a decrease of approximately $0.2 million in investment income from the wealth management products purchased from banks during the first quarter in 2024 (ii) an increase of approximately $0.4 million in loss on foreign currency exchange.

Change in fair value of convertible promissory notes and derivative liability

A loss in the change in fair value of convertible promissory notes and derivative liability for the three months ended March 31, 2024 was approximately nil, representing a decrease of approximately $0.1 million compared to approximately $0.1 million of a loss in the change in fair value of convertible promissory notes and derivative liability for the three months ended March 31, 2023.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the three months ended March 31, 2024 was approximately $0.2 million. The gain was attributed to a downward adjustment of approximately $0.02 million due to the fair value change of our investment on participating shares in Micro Money Fund SPC with an original investment value of $5 million, offset by an upward adjustment of approximately $0.3 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Non-GAAP Financial Measures

Adjusted EBITDA for the three months ended March 31, 2024 and 2023

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

Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (or net loss) before net interest expense, income tax expense, depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense and other non-recurring expenses including expenses related to loss on redemption of convertible promissory notes, loss on exercise of warrants, and change in fair value of convertible promissory notes and derivative liability.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Net loss	$(9,230,223)	$(11,113,977)
Interest (expense) income, net	(73,242)	54,415
Income tax benefit	(30,032)	—
Depreciation and amortization	490,540	330,632
Share-based compensation expense	906,327	1,153,808
Loss on redemption of convertible promissory notes	—	2,001
Loss on exercise of warrants	—	212,870
Change in fair value of convertible promissory notes and derivative liability	705	126,272
Adjusted EBITDA	$(7,935,925)	$(9,233,979)

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

As of March 31, 2024 we had approximately $20.3 million in cash and cash equivalents and approximately $4.6 million of accounts receivables as compared to approximately $91.8 million in cash and cash equivalents and $2.7 million in accounts receivable as of March 31, 2022. For the three months ended March 31, 2024 and 2023, net cash used in operating activities was approximately $8.9 million and $17.4 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through March 31, 2024 we have spent over approximately $91.7 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of March 31, 2024, our working capital was approximately $67.5 million, as compared to a working capital of approximately $75.6 million as of December 31, 2023. The approximately $8.1 million decrease in working capital during 2024 was primarily due to (i) the decrease of cash and cash equivalents of approximately $9.1 million, offset by the increase in prepayment and other current assets of approximately $0.9 million.

Cash Flow

	Three Months Ended March 31,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(8,864,876)	$(17,363,332)
Net cash provided by (used in) investing activities	306,761	(5,493,759)
Net cash used in financing activities	-	(39,583,321)
Effect of exchange rate changes on cash	(429,029)	283,806
Net decrease in cash, cash equivalents, and restricted cash	(8,987,144)	(62,156,606)
Cash and cash equivalents, and restricted cash at beginning of the period	29,571,897	154,096,801
Cash and cash equivalents, and restricted cash at end of the period	$20,584,753	$91,940,195

Operating Activities

Our net cash used in operating activities was approximately $8.9 million, $17.4 million for the three months ended March 31, 2024 and 2023, respectively.

Net cash used in operating activities for the three months ended March 31, 2024 was primarily attributable to (i) our net loss of approximately $9.2 million and adjusted for non-cash items of approximately $3.0 million, which primarily consisted of net foreign currency exchange loss, share based compensation expense, depreciation and amortization and amortization of operating lease right-of-use asset of approximately $0.6 million, $0.9 million, $0.5 million and $1.2 million, respectively, (ii) the increase in inventories, accrued expense and other current liabilities, deferred revenue and operating lease liabilities and of approximately $0.7 million, $0.6million, $0.7 million and $1.3 million, respectively, (iii) decrease in accounts receivable of approximately $1.8 million.

Investing Activities

Net cash provided by investing activities was approximately $0.3 million for the three months ended March 31, 2024. Net cash provided by investing activities for the three months ended March 31, 2024 was primarily attributable to proceeds from equity securities of approximately $0.6 million, offset by the cash in purchase of property, plant and equipment of approximately $0.3 million.

Financing Activities

Net cash provided by financing activities was nil for the three months ended March 31, 2024.

Contractual Obligations

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in January 2025. The annual base rent for this facility is $175,500 starting from February 2023. The lease rent fee will be adjusted upward by 3% annually afterwards. We signed the first addendum to lease on December 7, 2022 and the renewal period is two years commencing on Feb. 1, 2023 and terminating on Jan. 31, 2025, the annual base rent for the first twelve months the period is $17,500 and the annual base rent for the second twelve months the period is $180,765.

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

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is€354,787 (or approximately $383,512) for the lease term. On 17 January 2023, Cedar transferred the lease to CEGE, effectively from 1 February, 2023..

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the three months ended March 31, 2024, included elsewhere in this Quarter Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year or any future periods.

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

Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (ab) Recently issued accounting standards pronouncements” of the Company 2023 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s unaudited condensed consolidated results of operations or financial position.

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

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2024 and 2023, the Company recognized $890,646 and $98,818 revenue that was included in contractual liabilities as of December 31, 2023 and 2022, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Roles 12a-15(e) or 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of March 31, 2024, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2023 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31,2023, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, Ronda commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers in the Hangzhou Yuhang District People's Court (the “Court”), under which Ronda pled for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages equal to approximately $453,290. The mediation date was set for March 3, 2023 and subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on  October 17, 2023. On March 5, 2024, the Court issued a judgment ruling: (1) Newlongma was to return advance payments plus 100% damages totaling $869,702; (2) Ronda was to pay for outstanding invoices totaling $583,813; and (3) that all agreements between the parties were to be terminated, including the vehicle purchase orders which have not been fulfilled. Newlongma is dissatisfied with this third judgment and filed an appeal on March 21, 2024. We are preparing relevant defense materials for the court hearing scheduled on May 21, 2024.

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. On April 30, 2024, MHP filed a Notice of Removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2023 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in the 2023 Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

CENNTRO INC.

Dated: May 15, 2024.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)