Form 10-Q
period 2024-06-30
Cenntro Inc.
filed 2024-08-13
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024
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

The registrant had 30,828,795 of the registrant’s common stock par value $0.0001 per share, issued and outstanding as of August 9, 2024.

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
●
the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “Form 10-K”).

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Expressed in U.S. dollars, except for the number of shares)

			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note		2024	2023	2024	2023

Net revenues	2(d	)	$8,320,492	$4,237,520	$11,712,491	$7,708,064
Cost of goods sold			(7,095,622)	(3,090,275)	(10,473,350)	(6,366,075)
Gross profit			1,224,870	1,147,245	1,239,141	1,341,989

OPERATING EXPENSES:
Selling and marketing expenses			(1,306,678)	(2,742,749)	(2,623,441)	(4,611,734)
General and administrative expenses			(7,649,940)	(9,285,213)	(14,011,136)	(16,643,477)
Research and development expenses			(1,087,639)	(2,143,070)	(2,815,469)	(3,712,989)
Total operating expenses			(10,044,257)	(14,171,032)	(19,450,046)	(24,968,200)

Loss from operations			(8,819,387)	(13,023,787)	(18,210,905)	(23,626,211)

OTHER (EXPENSE) INCOME:
Interest (expense) income, net			(97,788)	1,262	(24,546)	(53,153)
Loss from long-term investment			(3,590)	(148,645)	(17,110)	(129,603)
Impairment of long-term investment			-	(8,538)	-	(1,154,666)
Gain (loss) on redemption of convertible promissory notes			-	1,900	-	(101)
Loss on exercise of warrants			-	(14,745)	-	(227,615)
Loss from acquisition of Hezhe			(149,872)	-	(149,872)	-
Change in fair value of convertible promissory notes and derivative liability			9,237	199,698	8,532	73,425
Change in fair value of equity securities			259,564	60,452	494,451	713,468
Foreign currency exchange loss, net			(370,462)	(1,389,294)	(729,679)	(1,356,271)
Loss (gain) from cross-currency swaps			(4,346)	-	1,587	-
Other (expense) income, net			(21,834)	269,999	168,809	595,052
Loss before income taxes			(9,198,478)	(14,051,698)	(18,458,733)	(25,165,675)
Income tax benefit (expense)	12		4,683	(25,468)	34,715	(25,468)
Net loss			(9,193,795)	(14,077,166)	(18,424,018)	(25,191,143)
Less: net loss attributable to non-controlling interests			(10,968)	(2,682)	(11,040)	(158,710)
Net loss attributable to the Company’s shareholders			$(9,182,827)	$(14,074,484)	$(18,412,978)	$(25,032,433)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment			(376,045)	(2,824,971)	(1,377,290)	(2,487,693)
Total comprehensive loss			(9,569,840)	(16,902,137)	(19,801,308)	(27,678,836)

Less: total comprehensive loss attributable to non-controlling interests			(7,700)	(2,683)	(7,844)	(183,278)
Total comprehensive loss to the Company’s shareholders			$(9,562,140)	$(16,899,454)	$(19,793,464)	$(27,495,558)

Weighted average number of shares outstanding, basic and diluted *			30,828,795	30,444,909	30,828,795	30,377,615

Loss per share, basic and diluted			(0.30)	(0.46)	(0.60)	(0.82)

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

CENNTRO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note	June 30, 2024	December 31, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$16,229,062	$29,375,727
Restricted cash		197,682	196,170
Short-term investment	3	4,154,255	4,236,588
Accounts receivable, net	4	7,871,086	6,530,801
Inventories, net	5	41,271,928	43,909,564
Prepayment and other current assets	6	21,687,766	20,391,150
Amounts due from related parties - current	17	173,567	287,439
Total current assets		91,585,346	104,927,439

Non-current assets:
Long-term investments	7	4,254,373	4,685,984
Investment in equity securities	8	26,079,485	26,158,474
Property, plant and equipment, net	9	20,075,860	20,401,521
Goodwill		216,403	223,494
Intangible assets, net	10	6,494,829	6,873,781
Right-of-use assets, net	13	17,590,753	20,039,625
Other non-current assets		1,454,473	2,227,672
Total non-current assets		76,166,176	80,610,551

Total Assets		$167,751,522	$185,537,990

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		6,630,085	6,797,852
Current portion of long-term bank loans	11	95,047	-
Accrued expenses and other current liabilities		4,046,031	4,263,887
Contract liabilities		5,476,006	3,394,044
Operating lease liabilities, current	13	4,607,925	4,741,599
Convertible promissory notes	14	9,951,000	9,956,000
Contingent liabilities, current		25,823	26,669
Deferred government grant, current		106,215	108,717
Amounts due to related parties	17	-	10,468
Total current liabilities		30,938,132	29,299,236

Non-current liabilities:
Long-term bank loans	11	366,589	-
Contingent liabilities, non-current		222,763	230,063
Deferred tax liabilities		201,070	228,086
Deferred government grant, non-current		1,832,201	1,929,733
Derivative liability - investor warrant	14	12,186,795	12,189,508
Derivative liability - placement agent warrant	14	3,455,759	3,456,578
Operating lease liabilities, non-current	13	14,542,028	16,339,619
Total non-current liabilities		32,807,205	34,373,587

Total Liabilities		$63,745,337	$63,672,823

Commitments and contingencies	16

EQUITY
Ordinary shares (No par value; 30,828,795 and 30,828,778 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)		-	-
Additional paid in capital		404,110,513	402,337,393
Accumulated deficit		(292,436,479)	(274,023,501)
Accumulated other comprehensive loss		(7,824,971)	(6,444,485)
Total equity attributable to shareholders		103,849,063	121,869,407
Non-controlling interests		157,122	(4,240)
Total Equity		$104,006,185	$121,865,167
Total Liabilities and Equity		$167,751,522	$185,537,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of December 31, 2022	30,084,200	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	2,410,291	-	-	2,410,291	-	2,410,291
Net loss	-	-	-	(25,032,433)	-	(25,032,433)	(158,710)	(25,191,143)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	360,709	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	(2,463,125)	(2,463,125)	(24,568)	(2,487,693)
Balance as of June 30, 2023 (unaudited)	30,444,909	$-	$399,517,411	$(244,856,609)	$(7,770,097)	$146,890,705	$(1,521)	$146,889,184

	Ordinary shares		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	1,773,120	-	-	1,773,120	-	1,773,120
Net loss	-	-	-	(18,412,978)	-	(18,412,978)	(11,040)	(18,424,018)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,380,486)	(1,380,486)	3,196	(1,377,290)
Balance as of June 30, 2024 (unaudited)	30,828,795	$-	$404,110,513	$(292,436,479)	$(7,824,971)	$103,849,063	$157,122	$104,006,185

* On September 1, 2023, the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the ordinary shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, except for number of shares)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(12,710,460)	$(35,499,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	-	(680,932)
Purchase of plant and equipment	(663,122)	(5,082,473)
Purchase of land use right and land	-	(2,200,559)
Acquisition of CAE’s equity interests	-	(1,924,557)
Net of cash acquired of 60% of Hezhe’s equity interests	(355,400)	-
Cash dividend from long-term investment	55,440	-
Proceeds from disposal of property, plant and equipment	39,720	-
Loans provided to third parties	-	(100,000)
Proceeds from interest and redemption of equity securities	573,441	-
Net cash used in investing activities	(349,921)	(9,988,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	475,236	-
Repayment of bank loans	(13,600)	-
Redemption of convertible promissory notes	-	(45,583,321)
Net cash provided by (used in) financing activities	461,636	(45,583,321)

Effect of exchange rate changes on cash	(546,408)	(2,543,188)

Net decrease in cash, cash equivalents and restricted cash	(13,145,153)	(93,614,168)
Cash, cash equivalents and restricted cash at beginning of period	29,571,897	154,096,801
Cash, cash equivalents and restricted cash at end of period	$16,426,744	$60,482,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$338,415	$1,051,054
Income tax paid	$-	$4,903

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$-	$2,168,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cenntro Electric Group, Inc. (“CEG”) was incorporated in the state of Delaware by CAG Cayman on March 9, 2020.

Cenntro Electric Group Limited, formerly known as Naked Brand Group Limited (“NBG”), was incorporated in Australia on May 11, 2017, and is the parent company of Cenntro. NBG changed its name to Cenntro Electric Group Limited (“CEGL”) on December 30, 2021, in connection with the closing of the Combination. CEGL changed its name to Cenntro Electric Group Pty Limited on June 14, 2024.

On March 25, 2022 and January 31, 2023, CEGL entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. For information of the Share Purchase Agreements, see Note 3 of the Company 2023 Form 10-K, “Business Combination”.

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

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
As of June 30, 2024, Cenntro Inc’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc
Cenntro Electric Group (Europe) GmbH (“CEGE”)	January 13, 2022	Düsseldorf, Germany	100% owned by Cenntro Inc
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”)*	June 16, 2011	PRC	100% owned by Cenntro Inc
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”)*	July 12, 2012	PRC	100% owned by Cenntro Inc
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by Cenntro Inc
Antric Gmbh	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc

* As of the issuance date of this report on Form 10-Q, Sinomachinery Zhejiang and Cenntro Machinery were in the process of being deregistered.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the full year or any future periods.

(b)	Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include provision for doubtful accounts, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value of convertible promissory notes and warrants. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, accrued expenses and other current liabilities and amount due from and due to related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are: i) private equity funds, which represent the investment in equity securities on the condensed consolidated balance sheet; ii) wealth management products purchased from banks, which represents the available-for-sale investments in short-term investments on the condensed consolidated balance sheet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Vehicles sales	$9,610,536	$7,226,049
Spare-parts sales	1,978,161	344,702
Other service income	123,794	137,313
Net revenues	$11,712,491	$7,708,064

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Primary geographical markets
America	$5,763,387	$96,702
Europe	3,654,430	5,531,486
Asia	2,294,674	2,079,876
Total	$11,712,491	$7,708,064

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received有 consideration. The consideration received remains a contract liability until goods or services have been provided to the customer. For the six months ended June 30, 2024 and 2023, the Company recognized $923,815 and $479,499 revenue that was included in contract liabilities as of December 31, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$7,871,086	$6,530,801
Contract liabilities	$5,476,006	$3,394,044

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

NOTE 3 - SHORT-TERM INVESTMENTS

	June 30, 2024 (Unaudited)	December 31, 2023
Available-for-sale investment (1)	$4,144,237	$4,227,947
Cross-currency swap (2)	10,018	8,641
Total	$4,154,255	$4,236,588

(1)	Available-for-sale investment represented wealth management products purchased from banks, for which the contractual maturity dates are more than three months and less than one year.

(2)	Cross-currency swap was bought by the Company to manage its exposures to movements in foreign exchange rates primarily related to the RMB.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	June 30, 2024 (Unaudited)	December 31, 2023
Accounts receivable	$9,554,579	$8,443,069
Less: allowance for credit losses	(1,683,493)	(1,912,268)
Accounts receivable, net	$7,871,086	$6,530,801

The changes in the allowance for credit losses are as follows:
	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$1,912,268	$1,961,034
Write-off	(172,443)	(47,980)
Foreign exchange	(56,332)	60,572
Balance at the end of the period	$1,683,493	$1,973,626

NOTE 5 - INVENTORIES, NET

Inventories, net are summarized as follows:

	June 30, 2024 (Unaudited)	December 31, 2023
Raw material	$11,381,841	$11,568,791
Work-in-progress	1,711,685	1,494,441
Goods in transit	3,862,972	3,774,310
Finished goods	28,782,669	30,576,355
Inventories, gross	45,739,167	47,413,897
Less: Inventory valuation allowance	(4,467,239)	(3,504,333)
Inventories, net	$41,271,928	$43,909,564

The changes in inventory valuation allowance are as follows:

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$3,504,333	$3,218,765
Addition during the period	1,725,891	-
Write-off	(727,927)	(6,021)
Foreign exchange	(35,058)	(97,942)
Balance at the end of the period	$4,467,239	$3,114,802

NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Advance to suppliers	$14,570,540	$12,579,554
Deductible input value added tax	6,286,175	6,238,040
Receivable from third parties	-	1,000,000
Others	831,051	573,556
Prepayment and other current assets	$21,687,766	$20,391,150

NOTE 7 - LONG-TERM INVESTMENT, NET

Equity method investments, net

The Company had the following equity method investments:

	June 30, 2024 (Unaudited)	December 31, 2023
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,078,108	$2,127,062
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (2)	-	407,778
Able 2rent GmbH (DEU) (3)	99,553	89,432
Total	$2,177,661	$2,624,272

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,119,111) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $275,209) in Hangzhou Hezhe to acquire 20% of its equity interest. On May 8, 2024, the Company entered an agreement to acquire 60% of Hangzhou Hezhe’s equity interest, with the consideration of RMB3,704,307 (approximately $509,730). As of June 30, 2024, Hangzhou Hezhe become a subsidiary of the Company.

(3)
On March 22, 2022, CAE invested EUR100,000 (approximately $107,110) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	June 30, 2024 (Unaudited)	December 31, 2023
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Robostreet Inc. (2)	450,000	450,000
Total	$1,450,000	$1,450,000

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

Debt Security Investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”). As of June 30, 2024, the Company has paid $600,000 to the Issuer, the balance of debt investments was $626,712. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price.

NOTE 8 - INVESTMENT IN EQUITY SECURITIES

As of June 30, 2024, the balance consisted of the following two equity investments:

	June 30, 2024 (Unaudited)	December 31, 2023
MineOne Fix Income Investment I L.P	$26,079,485	$26,060,355
Micro Money Fund SPC	-	98,119
Total	$26,079,485	$26,158,474

For the six months ended June 30, 2024 and 2023, the Company made redemption of $73,441 and nil of both equity investments, respectively.

For the six months ended June 30, 2024 and 2023, the Company received interest of $500,000 and nil of both equity investments, respectively.

For the six months ended June 30, 2024 and 2023, the Company recorded upward adjustments for changes in fair value of both equity investments of $494,451 and $713,468, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	June 30, 2024 (Unaudited)	December 31, 2023
At cost:
Plant and building	$11,301,714	$11,549,755
Land	1,063,270	1,063,270
Machinery and equipment	3,657,365	3,437,783
Leasehold improvement	6,381,854	6,221,899
Office equipment	2,005,109	2,179,269
Motor vehicles	1,280,026	1,106,055
Construction in progress	610,430	531,248
Total	26,299,768	26,089,279
Less: accumulated depreciation	(5,241,404)	(4,677,524)
Impairment	(982,504)	(1,010,234)
Property, plant and equipment, net	$20,075,860	$20,401,521

Depreciation expenses for the six months ended June 30, 2024 and 2023 were $765,295 and $732,510, respectively.

Impairment loss for the six months ended June 30, 2024 and 2023 were $4,368 and $160,626, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	June 30, 2024 (Unaudited)	December 31, 2023
At cost:
Land use right	$5,455,498	$5,584,050
Trademark	784,045	809,738
Technology	711,210	734,517
Software	115,606	118,350
Total	7,066,359	7,246,655
Less: accumulated amortization	(571,530)	(372,874)
Intangible assets, net	$6,494,829	$6,873,781

Amortization expenses for the six months ended June 30, 2024 and 2023 were $209,949 and $53,901, respectively.

NOTE 11 –LONG-TERM BANK LOANS

						As of June 30, 2024		As of December 31, 2023
						(Unaudited)
Bank and other financial institution		Annual Interest Rate	Start	Maturity	Principal	Current Portion	Non-current portion	Current Portion	Non-current portion
Bank of Multiple Promerica Republic Dominicana	(1)	10.00%	April and June 2024	April and June 2029	461,636	95,047	366,589	-	-
Total					461,636	95,047	366,589	-	-

(1)
On April 30, 2024 and June 21, 2024, the Company borrowed $408,000 and $67,236 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. The Company should repay the loan monthly in five years after the month the loans were borrowed, with monthly principal repayment of $6,800 and $1,121, respectively. As of June 30, 2024, principal amount of $13,600 was repaid.

NOTE 12 - INCOME TAXES

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

PRC

The Company’s PRC subsidiaries are subject to the PRC Enterprise Income Tax Law (“EIT Law”) and are taxed at the statutory income tax rate of 25%, unless otherwise specified.

Income tax benefit for the six months ended June 30, 2024 was $34,715 and income tax expenses for the six months ended June 30, 2023 was $25,468.

The components of losses before income taxes are summarized as follows:

	For the Six Months Ended June 30,
	2024	2023
Europe	$6,359,899	$5,833,519
US	4,834,603	7,935,561
PRC	4,842,423	5,349,328
Australia	1,703,066	5,534,092
Others	718,742	513,175
Total	$18,458,733	$25,165,675

NOTE 13 - LEASES

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term rental expense	$2,552,612	$1,830,796
Short-term lease cost	252,627	487,482
Total	$2,805,239	$2,318,278

A summary of supplemental information related to operating leases is as follows:

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$1,881,823	$1,817,787
Weighted average remaining lease term	5.93 years	6.42 years
Weighted average discount rate	6.33%	6.09%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of June 30, 2024:

Operating Leases
For the remaining of 2024	$2,762,702
Years ended December 31,
2025	3,948,945
2026	4,026,959
2027	4,076,331
2028	2,169,808
2029 and thereafter	5,780,266
Total lease payments	22,765,011
Less: imputed interest	3,615,058
Total	19,149,953
Less: current portion	4,607,925
Non-current portion	$14,542,028

NOTE 14 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

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

The movement of Note during the six months ended June 30, 2024 are as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the period	-
Redemption of convertible promissory notes	-
Fair value change recognized	(5,000)
As of June 30, 2024	9,951,000

The estimated fair value of the Note upon issuance date December 31, 2023 and as of June 30, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	June 30, 2024 (Unaudited)	December 31, 2023
Face value principal payable	9,953,381	9,953,381
Original conversion price	12.375	12.375
Interest Rate	8.00%	8.00%
Expected term (years)	0.56	1.05
Volatility	54.77%	53.46%
Market yield (range)	20.45%	13.93%
Risk free rate	5.25%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2025	January 19, 2025

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

Both warrants are exercisable from the date of issuance and have a term of five years from the date of issuance. They were presented as liabilities on the consolidated balance sheet at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liabilities then, will be remeasured every reporting period with any change to fair value recorded as other income (expense) in the unaudited condensed consolidated statement of operations and comprehensive loss.

The movement of warrants during the six months ended June 30, 2024 are as follows:

	Investor warrants component	Placement agent warrants component
As of December 31, 2023	$12,189,508	$3,456,578
Warrants issued during the period	-	-
Exercise of warrants	-	-
Fair value change recognized	(2,713)	(819)
As of June 30, 2024	12,186,795	3,455,759

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

	June 30, 2024 (Unaudited)	December 31, 2023
Fair Value Assumptions – Warrants
Expected term (years)	3.05	3.55
Volatility	65.20%	72.11%
Risk free rate	4.38%	3.91%

NOTE 15- SHARE-BASED COMPENSATION

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

On August 21, 2023, the Company extended the term and expiration date of each 2016 Option Agreement from eight (8) years to ten (10) years from the date of grant pursuant to the terms of the 2016 Plan.

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

The fair value of option per share grant on May 3, 2022 varied from $11.064 to $14.332. The aggregate grant date fair value of the options grant was $18,243,489.

For the six months ended June 30, 2024 and 2023, the total share-based compensation expenses were comprised of the following:

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative expenses	$1,500,783	$1,858,258
Selling and marketing expenses	96,970	378,678
Research and development expenses	175,367	173,356
Total	$1,773,120	$2,410,292

A summary of share options activity for the six months ended June 30, 2024 and 2023 is as follows:

	Number of Share Options	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value US$
Outstanding at December 31, 2022	21,603,366	1.44	5.99	721,210
Granted	-	-
Exercised	-	-
Forfeited	(152,500)	1.68
Expired	(40,000)	1.68
Outstanding at June 30, 2023 (unaudited)	21,410,866	1.44	5.46	43,698
Outstanding at December 31, 2023(After the “Share Consolidation”)*	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(82,710)	17.00
Expired	(146,783)	16.81
Outstanding at June30, 2024 (unaudited)	1,795,622	13.92	4.06	-
Expected to vest at June30, 2024 (unaudited)	452,763	17.07	7.65	-
Exercisable as of June30, 2024 (unaudited)	1,342,859	12.86	2.85	-

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

	For the Six Months Ended June 30,
	2024	2023
Expected volatility	83.41%-86.57%	83.41%-86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying ordinary shares (per share)	$16.80	$1.68

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of June 30, 2024, there was approximately $5,758,085 of total unrecognized compensation cost related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 1.71 years.

NOTE 16 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the six months ended June 30, 2024 and 2023.

	Six months ended		Six months ended
	June 30, 2024, (Unaudited)		June 30, 2023, (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$2,451,000	21%	$-	-
B	1,756,994	15%	726	*
C	1,290,000	11%	-	-
D	119,885	*	1,414,701	18%
Total	$5,617,879	47%	$1,415,427	18%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of June 30, 2023 and December 31, 2023.

	As of June 30, 2024 (Unaudited)		As of December 31, 2023
Customer	Amount	% of Total	Amount	% of Total
A	$2,205,900	23%	$-	-
C	1,161,000	12%	-	-
E	1,198,477	13%	1,237,751	15%
F	51,045	*	2,724,397	32%
Total	$4,616,422	48%	$3,962,148	47%

*	Indicates below 10%.

(b)	Suppliers

For the six months ended June 30, 2024 and 2023, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Six months ended June 30, 2024, (Unaudited)		Six months ended June 30, 2023, (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	2,376,022	39%	4,645,216	33%
B	47,660	*	2,644,958	19%
C	172,444	*	1,734,260	12%
Total	$2,596,126	39%	$9,024,434	64%

*	Indicates below 10%.

There is no single supplier that accounted 10% or more of the Company’s accounts payable as of June 30, 2024 and December 31, 2023.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 (approximately $2,358,611.88) to the French company B-Moville under a contract dated August 23，2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company SWOOPIN. SWOOPIN is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by SWOOPIN were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the 90 vehicles remain the property of CAE. SWOOPIN returned the vehicles to B-Moville. B-Moville has, in the meantime, also filed for insolvency. Currently, CAE endeavors to recover the vehicles from B-Moville. CAE must send a statement of claims against B-Moville by September 24, 2024. CAE must also claim ownership of the movable property sold with a retention of title clause by August 31, 2024. CAE has engaged attorney to assess any claims for damages against B-Moville and, if necessary, to assert them in court. CAE is still in the process of determining the exact damage.

CAE has also filed an action with the court against Delivrium s.r.o. for a claim arising from a purchase contract with total value in dispute of €956,760 requesting payment and acceptance of ordered vehicles. Currently CAE is waiting for a statement or notification as to whether service is possible.

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

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made, ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma was dissatisfied with this third judgment and filed an appeal on March 21, 2024. The appeal was dismissed and the original judgment was upheld by the Court on July 2, 2024.

On December 18, 2023, Zhejiang Sinomachinery Co., Ltd. filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total contract price of CNY461,800 (approximately US$ 65,104) and interest under a disputed contract of sale. On April 17, 2024, the court made the judgement supporting plaintiff’s primary claims, ruling Tianxin to pay Zhejiang Sinomachinery CNY461,800 (approximately US$ 65,104) plus interest and relevant legal expenses within 10 days. On July 3, 2024, the Court accepted Zhejiang Sinomachinery’s application for compulsory execution.

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

On March 18, 2024, EastGroup Properties, LP filed a summons for eviction against Cenntro Automotive Group for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that Cenntro was behind in rental payments to the landlord. As of the date of this report, the case remains open and both parties are negotiating settlement.

On March 20, 2024 BAL Freeway Associates, LLC filed an Unlawful Detainer against Cenntro Automotive Corporation alleging non-payment of rents for commercial leased property in San Bernadino County, Ontario, CA.  Parties were able to come to terms through counsel via Stipulated Judgement for prescribed settlement of due rents. Said Stipulated Judgement was filed with the court in San Bernadino County on May 6, 2024.  To date, all parties have honored stipulations and Cenntro continues to occupy premises.

On April 22, 2024, BRI 2240 North Lane Avenue, LLC filed a summons for eviction against Cenntro Automotive Group for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that Cenntro was behind in rental payments to the landlord. As of the date of this report, Cenntro has vacated the premises, the case remains open and is in the early stages of negotiating settlement between the parties.

On May 6, 2024, 225 Willow Brook Rd, LLC filed a summons notice against Cenntro Automotive Corporation noting default of rents on commercial leased property located in Monmouth County, Freehold, New Jersey. It is alleged that Cenntro was behind in rent payments to the landlord. Cenntro has vacated the premises, turned in all keys and all other material items belonging to the landlord and in Cenntro’s possession at the time and notified the Landlord of the same.  As of the date of this report, the case remains open.

On June 24, 2024, EWI Worldwide, Inc through representation sent a Demand for Arbitration regarding contract dispute with Cenntro Automotive Corporation.  It is alleged that an outstanding balance is owed in the amount of $271,255.79, excluding legal and filing fees associated therewith.   Said breach of contract involves the lease and set-up of tradeshow display equipment.  As of the date of this report, the case remains open and is in the early stages of negotiating settlement between the parties.

NOTE 18 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary as of December 31, 2023. On May 8, 2024, Hangzhou Hezhe become a subsidiary of the Company.
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and was the CEO of Cenntro Electric CICS, SRL

Related party transactions

During the six months ended June 30, 2024 and 2023, the Company had the following material related party transactions.
.
	For the Six Months Ended June 30,
	2024	2023
Interest income from a related party
Zhejiang RAP	$22,167	$6,524

Purchase of raw materials from related parties
Hangzhou Hezhe (1)	3,750	196,908

Payment on the purchase of the raw materials
Hangzhou Hezhe (1)	-	53,839

Refund on the purchase of the raw materials
Hangzhou Hezhe	69,232	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario	52,058	-

(1)	The transaction for the six months ended June 30, 2024 of this related party consisted of transaction only before it become a subsidiary of the Company, which was from January to April, 2024.

Amounts due from a related party

The following table presents amounts due from related parties as of June 30, 2024 and December 31, 2023.

	June 30, 2024 (Unaudited)	December 31, 2023
Hangzhou Hezhe (1)	$-	$178,019
Billy Rafael Romero Del Rosario	161,786	109,420
Zhejiang RAP	11,781	-
Total	$173,567	$287,439

(1)	The balance mainly represents the prepayment for raw material to the related party.

Amounts due to related parties

The following table presents amounts due to related parties as of June 30, 2024 and December 31, 2023.

	June 30, 2024 (Unaudited)	December 31, 2023
Zhejiang RAP	$-	$10,468
Total	$-	$10,468

NOTE 19 - SUBSEQUENT EVENT

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

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to a more blended approach.  Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™ and Neibor® 150 in Europe.

Net revenues ended June 30, 2024 and 2023 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 260, Logistar™ 400, Antric®, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for doubtful accounts.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, costs associated with assets acquired for research and development, product development costs, production inspection and testing expenses, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. We will continue committing our resource in our research and development functions as we continue to invest in new ECV models, new materials and techniques, vehicle management and control systems, digital control capabilities and other related technologies.

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

Accounts receivable and allowance for credit losses

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the six months ended June 30, 2024 and 2023.

	Six Months ended June 30,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	12.1%	16.7%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	8,320,492	4,237,520	11,712,491	7,708,064
Cost of goods sold	(7,095,622)	(3,090,275)	(10,473,350)	(6,366,075)
Gross profit/(loss)	1,224,870	1,147,245	1,239,141	1,341,989
Operating Expenses:
Selling and marketing expenses	(1,306,678)	(2,742,749)	(2,623,441)	(4,611,734)
General and administrative expenses	(7,649,940)	(9,285,213)	(14,011,136)	(16,643,477)
Research and development expenses	(1,087,639)	(2,143,070)	(2,815,469)	(3,712,989)
Total operating expenses	(10,044,257)	(14,171,032)	(19,450,046)	(24,968,200)

Loss from operations	(8,819,387)	(13,023,787)	(18,210,905)	(23,626,211)

Other Income (Expense):
Interest expense, net	(97,788)	1,262	(24,546)	(53,153)
Loss from equity method investments	(3,590)	(148,645)	(17,110)	(129,603)
Other (expense) income, net	(392,296)	(1,119,295)	(560,870)	(761,219)
Gain (loss) on redemption of convertible promissory notes	-	1,900	-	(101)
Loss (gain) from cross-currency swaps	(4,346)	-	1,587	-
Loss on exercise of warrants	-	(14,745)	-	(227,615)
Change in fair value of convertible promissory notes and derivative liability	9,237	199,698	8,532	73,425
Change in fair value of equity securities	259,564	60,452	494,451	713,468
Loss from acquisition of Hezhe	(149,872)	-	(149,872)	-
Impairment of Long-term investments	-	(8,538)	-	(1,154,666)
Loss before income taxes	(9,198,478)	(14,051,698)	(18,458,733)	(25,165,675)
Income tax benefit (expense)	4,683	(25,468)	34,715	(25,468)
Net loss	(9,193,795)	(14,077,166)	(18,424,018)	(25,191,143)
Less: net loss attributable to non-controlling interests	(10,968)	(2,682)	(11,040)	(158,710)
Net loss attributable to shareholders of the Company	(9,182,827)	(14,074,484)	(18,412,978)	(25,032,433)

Comparison of the Three and Six months ended June 30, 2024 and 2023

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$7,095,759	85.3%	$4,385,086	103.5%	$9,610,536	82.1%	$7,226,049	93.7%
Spare-part sales	1,149,376	13.8%	-253,334	-6.0%	1,978,161	16.9%	344,702	4.5%
Other sales	75,357	0.9%	105,768	2.5%	123,794	1.0%	137,313	1.8%
Total net revenues	$8,320,492	100.0%	$4,237,520	100.0%	$11,712,491	100.0%	$7,708,064	100.0%

Net revenues for the six months ended June 30, 2024 were approximately $11.7 million, an increase of approximately $4.0 million or 52.0% from approximately $7.7 million for the six months ended June 30, 2023. The increase in net revenues in 2024 was primarily attributed to an increase in vehicle sales by approximately $2.4 million due to the improvement of sales volume and average selling price from approximately $19,797 to $22,882 and an increase in spare-part sales by approximately $1.6 million due to the increase of sales of iChassis. The net revenues in US market for the six months ended June 30, 2024 were approximately $5.1 million, an increase of approximately $5.1 million from approximately zero for the six months ended June 30, 2023. The increase in net revenues in US market in 2024 was primarily attributed to an increase in vehicle sales by approximately $5.1 million.

Net revenues for the three months ended June 30, 2024 were approximately $8.3 million, an increase of approximately $4.1 million or 96.4% from approximately $4.2 million for the three months ended June 30, 2023. The increase in net revenues in 2024 was primarily attributed to an increase in vehicle sales by approximately $2.7 million due to the improvement of sales volume and average selling price from approximately $18,581 to $ 27,827 and an increase in spare-part sales by approximately $1.4 million due to the increase of sales of iChassis. The net revenues in US market for the three months ended June 30, 2024 were approximately $4.9 million, an increase of approximately $4.9 million from approximately zero for the three months ended June 30, 2023. The increase in net revenues in US market in 2024 was primarily attributed to an increase in vehicle sales by approximately $4.9 million.

For the six months ended June 30, 2024, we sold 420 ECVs, including 53 fully assembled Metro® units, 43 fully assembled Logistar™ 200 units, 59 fully assembled Logistar™ 100 units, 19 fully assembled Teemak™ units, 54 fully assembled Logistar™ 260 units, 37 fully assembled Logistar™ 400 units, 2 fully assembled Logistar™ 210 units, 82 fully assembled Avantier™ units, 14 Antric® units, 39 Clubcar units, 15 Neibor® 150 units and 3 Neibor® 200 units, compared with 364 ECVs for the six months ended June 30, 2023, including 156 fully assembled Metro® units, 102 fully assembled Logistar™ 200, 49 fully assembled Logistar™ 100, 2 fully assembled Teemak™, 47 fully assembled Logistar™ 260 and 8 Neibor® 150 units. In U.S. market, we sold 65 ECVs, including 10 fully assembled Metro® units, 14 fully assembled Teemak™ units, 37 fully assembled Logistar™ 400 units and 4 fully assembled Avantier™ units, compared with nil for the six months ended June 30, 2023.

For the three months ended June 30, 2024, we sold 255 ECVs, including 24 fully assembled Metro® units, 35 fully assembled Logistar™ 200 units, 33 fully assembled Logistar™ 100 units, 15 fully assembled Teemak™ units, 12 fully assembled Logistar™ 260 units, 33 fully assembled Logistar™ 400 units, 2 fully assembled Logistar™ 210 units, 53 fully assembled Avantier™ units, 11 Antric® units, 19 Clubcar units, 15 Neibor® 150 units and 3 Neibor® 200 units, compared with 235 ECVs for the three months ended June 30, 2023, including 139 fully assembled Metro® units, 54 fully assembled Logistar™ 200, 10 fully assembled Logistar™ 100, one fully assembled Teemak™, 23 fully assembled Logistar™ 260 and 8 Neibor® 150 units. In U.S. market, we sold 55 ECVs, including 2 fully assembled Metro® units, 12 fully assembled Teemak™ units, 37 fully assembled Logistar™ 400 units and 4 fully assembled Avantier™ units, compared with nil for the three months ended June 30, 2023.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the North America and European Union during the six months ended June 30, 2024 and 2023. For the six months ended June 30, 2024, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 31.2%, 49.2%, and 19.6%, respectively, compared to 71.8%, 1.3%, and 27.0%, respectively for the corresponding period in 2023.

The vast majority of our net revenues were generated from vehicle sales in the North America during the three months ended June 30, 2024 and 2023. For the three months ended June 30, 2024, net revenues from Europe, North America, and Asia (including China) as a percentage of total revenues was 24.0%, 61.7%, and 14.3%, respectively, compared to 58.3%, 1.5%, and 40.2%, respectively for the corresponding period in 2023.

For the six months ended June 30, 2024, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 35.4%, 59.9%, and 4.7%, respectively, compared to 74.8%, 0.8%, and 24.4%, respectively, for the corresponding period in 2023.

For the three months ended June 30, 2024, net revenues from vehicle sales in Europe, North America, and Asia (including China) as a percentage of total vehicle net revenues was 26.0%, 72.4%, and 1.6%, respectively, compared to 62.5%, 0.6%, and 36.9%, respectively, for the corresponding period in 2023.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(4,362,763)	61.5%	$(3,228,346)	104.5%	$(6,718,166)	64.1%	$(6,023,108)	94.6%
Spare-part sales	(972,800)	13.7%	263,139	(8.5)%	(1,893,090)	18.1%	(201,085)	3.2%
Other sales	(34,168)	0.5%	(125,068)	4.0%	(136,203)	1.3%	(141,882)	2.2%
Inventory write-down	(1,725,891)	24.3%	-	-	(1,725,891)	16.5%	-	-
Total cost of goods sold	$(7,095,622)	100.0%	$(3,090,275)	100.0%	$(10,473,350)	100.0%	$(6,366,075)	100.0%

Cost of goods sold for the six months ended June 30, 2024 was approximately $10.5 million, an increase of approximately $4.1 million or approximately 64.5% from approximately $6.4 million for the six months ended June 30, 2023.  The increase of cost of vehicle sales was mainly caused by the increase in the inventory write-down of approximately $1.7 million compared to nil in the corresponding period in 2023 and the increased cost of vehicle sales and spare-parts sales of approximately $0.7 million and $1.7 million, respectively.

Cost of goods sold for the three months ended June 30, 2024 was approximately $7.1 million, an increase of approximately $4.0 million or approximately 129.6% from approximately $3.1 million for the three months ended June 30, 2023. The increase of cost of vehicle sales was mainly caused by the increase in the inventory write-down of approximately $1.7 million compared to nil in the corresponding period in 2023 and the increased cost of vehicle sales and spare-parts sales of approximately $1.1 million and $1.2 million, respectively.

Gross Profit/(Loss)

Gross Profit for the six months ended June 30, 2024 was approximately $1.2 million, a decrease of approximately $0.1 million from approximately $1.3 million of gross profit for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, our overall gross margin was approximately 10.6% and 17.4%, respectively. Our gross margin of vehicle sales for the six months ended June 30, 2024 and 2023 was 12.1% and 16.7%, respectively. The decrease of our overall gross profit was caused by the increase in inventory write-down of approximately $1.7 million and the decrease in the gross profit of our spare-part sales and other sales of approximately $0.1 million, offset by the increase in the gross profit of our vehicle sales of approximately $1.7 million including approximately $1.0 million increase in the US market sale in the six months ended June 30, 2024 compared with the same period in 2023.

Gross Profit for the three months ended June 30, 2024 was approximately $1.2 million, an increase of approximately $0.1 million from approximately $1.1 million of gross profit for the three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023, our overall gross margin was approximately 14.7% and 27.1%, respectively. Our gross margin of vehicle sales for the three months ended June 30, 2024 and 2023 was 14.2% and 26.4%, respectively. The increase of our overall gross profit was mainly caused by an increase in the gross profit of our vehicle sales and spare-part sales of approximately $1.6 million and $0.2 million, respectively, offset by the increase in the inventory write-down of approximately $1.7 million.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2024 were approximately $2.6 million, a decrease of approximately $2.0 million or approximately 43. 1% from approximately $4.6 million for the six months ended June 30, 2023. The decrease in selling and marketing expenses in 2024 was primarily attributed to the decrease in salary expenses, share-based compensation  and marketing expense of approximately $1.1 million, $0.3 million and $0.6 million, respectively.

Selling and marketing expenses for the three months ended June 30, 2024 were approximately $1.3 million, a decrease of approximately $1.4 million or approximately 52.4% from approximately $2.7 million for the three months ended June 30, 2023. The decrease in selling and marketing expenses in 2024 was primarily attributed to the decrease in salary expenses, share-based compensations and marketing expense of approximately $1.0 million, $0.1 million and $0.3 million, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 were approximately $14.0 million, a decrease of approximately $2.6 million or approximately 15.8% from approximately $16.6 million for the six months ended June 30, 2023. The decrease in general and administrative expenses in 2023 was primarily attributed to a decrease in legal and professional fee, office expenses and share-based compensation of approximately $1.4 million, $1.8 million and $0.4 million, respectively, offset by the increase in salary expense of approximately $0.9 million.

General and administrative expenses for the three months ended June 30, 2024 were approximately $7.7 million, a decrease of approximately $1.6 million or approximately 17.6% from approximately $9.3 million for the three months ended June 30, 2023. The decrease in general and administrative expenses in 2024 was primarily attributed to a decrease in office expenses, legal and professional fee, share-based compensation and others of approximately $1.2 million, $0.9 million, $0.2 million and $0.4 million, respectively, offset by the increase in salary and social insurance of approximately $1.1 million. The decrease in the others category of approximately $0.4 million mainly including the decrease of compensation insurance expense and tax expense on deposit interest income paid of $0.4 million in the same period of 2023.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 were approximately $2.8 million, a decrease of approximately $0.9 million or approximately 24.2% from approximately $3.7 million for the six months ended June 30, 2023. The decrease in research and development expenses in 2024 was primarily attributed to the decrease in design and development expenditures of approximately $1.3 million, offset by the increase in salary expense of approximately $0.4 million.

Research and development expenses for the three months ended June 30, 2024 were approximately $1.1 million, a decrease of approximately $1.1 million or approximately 49.2% from approximately $2.1 million for the three months ended June 30, 2023. The decrease in research and development expenses in 2024 was primarily attributed the decrease in design and development expenditures of approximately $1.2 million, offset by the increase in salary expense of approximately $0.1 million.

Interest income (expense), net

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.02 million for the six months ended June 30, 2024, representing a decrease of approximately $0.03 million or approximately 53.8% compared to the approximately $0.05 million in interest expense for the six months ended June 30, 2023.

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.1 million for the three months ended June 30, 2024, a change of approximately $0.1 million compared to the approximately one thousand U.S dollar in interest income for the three months ended June 30, 2023.

Other income (expense), net

Other expense, net for the six months ended June 30, 2024 was approximately $0.6 million, representing a decrease of approximately $0.2 million compared to approximately $0.8 million of other expense, net for the six months ended June 30, 2023. The decrease of other expense in 2024 compared to 2023 was primarily attributable to an increase in loss on foreign currency exchange and investment gain of approximately $0.6 million, offset by an increase of approximately $0.3 million investment gain and an increase of approximately $0.2 million in income on disposal of PPE from CAC  during the second quarter of 2024.

Other expense, net for the three months ended June 30, 2024 was approximately $0.4 million, representing a decrease of approximately $0.7 million compared to approximately $1.1 million of other expense, net for the three months ended June 30, 2023. The change of other expense in 2024 compared to 2023 was primarily attributable to an increase in loss on foreign currency exchange of approximately $1.0 million, offset by an increase of approximately $0.1 million investment gain and an increase of approximately $0.2 million in income on disposal of PPE from CAC during the second quarter of 2024.

Change in fair value of convertible promissory notes and derivative liability

A gain in the change in fair value of convertible promissory notes and derivative liability for the six months ended June 30, 2024 was approximately $0.01 million, representing a decrease of approximately $0.06 million compared to approximately $0.07 million for six months ended June 30, 2023.

A gain in the change in fair value of convertible promissory notes and derivative liability for the three months ended June 30, 2024 was approximately $0.01 million, representing a decrease of approximately $0.19 million compared to approximately $0.2 million for the three months ended June 30, 2023.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the six months ended June 30, 2024 was approximately $0.5 million, representing a decrease of approximately $0.2 million compared to approximately $0.7 million of a gain in the change in fair value of equity securities for the six months ended June 30, 2023.

A gain in the change in fair value of equity securities for the three months ended June 30, 2024 was approximately $0.3 million, representing an increase of approximately $0.2 million compared to approximately $0.1 million of a gain in the change in fair value of equity securities for the three months ended June 30, 2023.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(9,193,795)	$(14,077,166)	$(18,424,018)	$(25,191,143)
Interest (expense) income, net	97,788	(1,262)	24,546	53,153
Income tax benefit (expense)	(4,683)	25,468	(34,715)	25,468
Depreciation and amortization	975,244	455,779	975,244	786,411
Share-based compensation expense	866,793	1,256,484	1,773,120	2,410,291
Loss on redemption of convertible promissory notes	-	(1,900)	-	101
Loss on exercise of warrants	-	14,745	-	227,615
Change in fair value of convertible promissory notes and derivative liability	(9,237)	(199,698)	(8,532)	(73,425)
Adjusted EBITDA	$(7,267,889)	$(12,527,550)	$(15,694,354)	$(21,761,529)

B. Liquidity and Capital Resources

We have historically funded working capital and other capital requirements primarily through bank loans, equity financings and short-term loans. Also, the reverse recapitalization we have completed at the end of December 2021 provided significant funding for the Company’s operations. Our Cash is required primarily to purchase raw materials, and pay salaries, office expenses and other operating expenses.

As of June 30, 2024, we had approximately $16.2 million in cash and cash equivalents, approximately $7.9 million of accounts receivables, and approximately $41.3 million of inventory as compared to approximately $29.4 million in cash and cash equivalents, $6.5 million in accounts receivable, and $43.9 million in inventory as of December 31, 2023. For the six months ended June 30, 2024 and 2023, net cash used in operating activities was approximately $12.7 million and $35.5 million, respectively.

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

Long-Term Liquidity Requirements

In the long-term, we plan to regionalize the manufacturing and supply chain relating to certain components of our ECVs in several geographic markets. Through our supply chain development know-how, we intend to establish supply chain relationships especially in the North America to support anticipated manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially other landed costs elements associated with importing our components and spare parts from China. As part of our growth strategy, we plan to expand our channel partner network, and local assembly facilities to regionalize our manufacturing and supply chains to better serve our global customers, especially to expand our after-sales-market services offerings.

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through June 30, 2024, we have spent over approximately $92.8 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of June 30, 2024, our working capital was approximately $60.6 million, as compared to a working capital of approximately $75.6 million as of December 31, 2023. The approximately $15.0 million decrease in working capital during 2024 was primarily due to the decrease of cash and cash equivalents and inventories of approximately $13.1 million and $2.6 million, respectively, offset by the increase in accounts receivable, accounts and notes payable and accrued expense and other current liabilities of approximately $1.3 million, $0.2 million and $0.2 million, respectively.

Cash Flow

	Six Months Ended June 30,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(12,710,460)	$(35,499,138)
Net cash used in by investing activities	(349,921)	(9,988,521)
Net cash (used in) provided by financing activities	461,636	(45,583,321)
Effect of exchange rate changes on cash	(546,408)	(2,543,188)
Net decrease in cash, cash equivalents, and restricted cash	(13,145,153)	(93,614,168)
Cash and cash equivalents, and restricted cash at beginning of the period	29,571,897	154,096,801
Cash and cash equivalents, and restricted cash at end of the period	$16,426,744	$60,482,633

Operating Activities

Our net cash used in operating activities was approximately $12.7 million, $35.6 million for the six months ended June 30, 2024 and 2023, respectively.

Net cash used in operating activities for the six months ended June 30, 2024 was primarily attributable to (i) our net loss of approximately $18.4 million and adjusted for non-cash items of approximately $7.1 million, which primarily consisted of share based compensation expense, net foreign currency exchange loss, depreciation and amortization, impairment of slow-moving inventories and amortization of operating lease right-of-use asset of approximately $1.8 million, $0.6 million, $1.0 million, $1.7 million and $2.4 million, respectively, (ii) the increase in accounts receivable, prepayment and other current assets and operating lease liabilities and of approximately $1.5 million, $1.5 million and $1.9 million, respectively, (iii) increase in deferred revenue, accrued expense and other current liabilities, and accounts payable of approximately $1.8 million, $0.2 million and $0.1 million, respectively, (iv) decrease in inventories and other non-current assets of approximately $0.7 million and $0.8 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $0.4 million for the six months ended June 30, 2024. Net cash used in investing activities for the six months ended June 30, 2024 was primarily attributable to cash paid in acquisition of 80% of Hezhe’s shares of approximately $0.4 million, approximately $0.7 million in purchase of plant and equipment, offset by the cash from redemption of equity securities investment of approximately $0.6 million.

Financing Activities

Net cash provided by financing activities was approximately $0.5 million for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to approximately $0.5 million due to proceeds from bank loans.

Contractual Obligations

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in January 2025. The annual base rent for this facility is $175,500 starting from February 2023. The lease rent fee will be adjusted upward by 3% annually afterwards. We signed the first addendum to lease on December 7, 2022 and the renewal period is two years commencing on Feb. 1, 2023 and terminating on Jan. 31, 2025, the annual base rent for the first twelve months the period is $17,500 and the annual base rent for the second twelve months the period is $180,765.The lease terminated on May 31, 2024.

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

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is€354,787 (or approximately $383,512) for the lease term. On 17 January 2023, Cedar transferred the lease to CEGE, effectively from 1 February, 2023.

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

On May 19, 2023, we completed the acquisition with Cenntro Elecautomotiv, S.L., our EVC in Spain. On April 3, 2023, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 1,765 square feet as a local office in Barcelona, Spain, the lease period began on April 3, 2023 and the lease term is five years. The monthly rent is €1,776 (or approximately $1,919.9) plus value-added tax with a two-month rent abatement period. In addition, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 3,471 square feet as a service center in Barcelona, Spain on August 9, 2022, the lease period began on August 1, 2022 and the lease term is ten years. The annual rent is €36,000 (or approximately $38,916) and shall be readjusted depending on the changes of the consumer price index (CPl) determined by the National Bureau of Statistics and its substitute institutions. Legal defense is €6,000 (or approximately $6,486). The lease of local office terminated on April 10, 2024.

On April 4, 2023, we signed a non-cancellable operating lease agreement for approximately 2,500 square feet in Freehold, New Jersey. The lease period commenced on July 17, 2023 and ends on July 31, 2025. The annual base rent for the first twelve months of the period is $33,525 and the annual base rent for the second twelve months of the period is $35,201. The lease terminated on June 30, 2024.

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

On March 25, 2022, we completed the acquisition of TME, and change its name to Cenntro Automotive Europe GmbH (“CAE”). TME signed a non-cancellable operating lease agreement for approximately 5,212 square meters in 2019, the lease period starts on July 1, 2019 and ends on June 30, 2024, the monthly rent is €18,891 (or approximately $20,468).

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

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our Unaudited Financial Statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the six months ended June 30, 2024, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2024 and for the six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the full year or any future periods..

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

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	(Unaudited)
	2024	2023
Vehicles sales	$9,610,536	$7,226,049
Spare-parts sales	1,978,161	344,702
Other service income	123,794	137,313
Net revenues	$11,712,491	$7,708,064

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	(Unaudited)
	2024	2023
Primary geographical markets
Europe	$5,763,387	$96,702
Asia	3,654,430	5,531,486
America	2,294,674	2,079,876
Total	$11,712,491	$7,708,064

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contract liability until goods or services have been provided to the customer. For the six months ended June 30, 2024 and 2023, the Company recognized $923,815 and $479,499 revenue that was included in contract liabilities as of December 31, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	June 30, 2024	December 31, 2023
Accounts receivable, net	$7,871,086	$6,530,801
Contractual liabilities	$5,476,006	$3,394,044

Recently issued accounting standards pronouncement

Except for the ASUs (“Accounting Standards Updates”) issued but not yet adopted disclosed in “Note 2 (ab) Recently issued accounting standards pronouncements” of the Company 2023 Form 10-K, there is no ASU issued by the FASB that is expected to have a material impact on the Company’s unaudited condensed consolidated results of operations or financial position. The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of June 30, 2024, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2023 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $ 1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of this Quarterly Report, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. On January 29, 2024, the arbitrator issued his opinion and order denying Tropos’ Motion to dismiss.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging that Cenntro Automotive Europe GmbH (“CAE”) infringed on Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“CEGL”) and distributed by CAE derives directly from the CITELEC. Sevic alleges the distribution of the METRO infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17,2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023. The judge did not give any legal assessment at the hearing. All parties have been granted deadlines for written pleadings. The receipt of the final writ has been planned for September 2, 2024. As of the date of this Quarterly Report, it is not clear what the outcome of these proceedings will be.

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CEGL”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CEGL without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CEGL. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot.

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“CEGL”) demanding payment allegedly owed by CEGL to MHP in the amount of $ 1,767,516.91 for unpaid invoices and $ 3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, CEGL, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, Cenntro Electric Group Limited (“CEGL”) filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under a master consulting services agreement and statement of work by failure to properly implement the statement of work globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing CEGL to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. On April 30, 2024, MHP filed a Notice of Removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey.

On March 18, 2024, EastGroup Properties, LP filed a summons for eviction against Cenntro Automotive Group (“CAG”) for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that CAG was behind in rental payments to the landlord. As of the date of this Quarterly Report, the case remains open and both parties are negotiating settlement.

On April 22, 2024, BRI 2240 North Lane Avenue, LLC filed a summons for eviction against Cenntro Automotive Group (“CAG”)  for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that CAG was behind in rental payments to the landlord. As of the date of this Quarterly Report, CAG has vacated the premises, the case remains open and is in the early stages of negotiating settlement between the parties.

On May 6, 2024, 225 Willow Brook Rd, LLC filed a summons notice against Cenntro Automotive Corporation  (“CAC”) noting default of rents on commercial leased property located in Monmouth County, Freehold, New Jersey. It is alleged that CAC was behind in rent payments to the landlord. CAC has vacated the premises, turned in all keys and all other material items belonging to the landlord and in CAC’s possession at the time and notified the Landlord of the same. As of the date of this Quarterly Report, the case remains open.

On June 24, 2024, EWI Worldwide, Inc., through representation sent a Demand for Arbitration regarding contract dispute with Cenntro Automotive Corporation (“CAC”).  It is alleged that an outstanding balance is owed in the amount of $271,255.79, excluding legal and filing fees associated therewith.  Said breach of contract involves the lease and set-up of tradeshow display equipment.  As of the date of this Quarterly Report, the case remains open and is in the early stages of negotiating settlement between the parties.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: August 13, 2024.

CENNTRO INC.

By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)