Form 10-Q
period 2024-09-30
Cenntro Inc.
filed 2024-11-12
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024
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

The registrant had 30,866,614 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of November 12, 2024.

Forward-Looking Statements

This Quarterly Report of Cenntro Inc. (“we,” “us,” “our,” “Cenntro” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; and plans relating to our electric vehicles (“EVs”).

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
●
the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “Form 10-K”).

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

INDEX

Page
Item 1. Interim Financial Statements	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2024 and September 30, 2023	1
Condensed Consolidated Balance Sheet as of September 30, 2024 (Unaudited) and December 31, 2023	2
Unaudited Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2024 and September 30, 2023	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for the number of shares)

			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Note		2024	2023	2024	2023

Net revenues	2(d	)	$16,731,340	$5,762,831	$28,443,831	$13,470,895
Cost of goods sold			(12,688,393)	(5,045,364)	(23,161,743)	(11,411,439)
Gross profit			4,042,947	717,467	5,282,088	2,059,456

OPERATING EXPENSES:
Selling and marketing expenses			(5,027,864)	(2,626,829)	(7,651,305)	(7,238,563)
General and administrative expenses			(7,934,755)	(9,071,910)	(21,945,891)	(25,715,387)
Research and development expenses			(1,476,684)	(1,634,796)	(4,292,153)	(5,347,785)
Total operating expenses			(14,439,303)	(13,333,535)	(33,889,349)	(38,301,735)

Loss from operations			(10,396,356)	(12,616,068)	(28,607,261)	(36,242,279)

OTHER EXPENSE:
Interest expense, net			(34,198)	(84,573)	(58,744)	(137,726)
Loss from long-term investment			(11,152)	(107,069)	(28,262)	(236,672)
Loss from acquisition of Antric Gmbh			-	(1,316,772)	-	(1,316,772)
Loss from acquisition of Hezhe			-	-	(149,872)	-
Impairment of long-term investment			-	(2,668)	-	(1,157,334)
Gain on redemption of convertible promissory notes			-	966	-	865
Gain/(Loss) on exercise of warrants			910	(1,134)	910	(228,749)
Change in fair value of convertible promissory notes and derivative liability			(6,724)	15,143	1,807	88,568
Change in fair value of equity securities	8		262,417	(1,879,593)	756,868	(1,166,125)
Foreign currency exchange gain (loss), net			1,838,505	(311,204)	1,108,826	(1,667,475)
(Loss)/ Gain from cross-currency swaps			(705)	-	882	-
Other (expense) income, net			(646,718)	199,389	(477,908)	794,441
Loss before income taxes			(8,994,021)	(16,103,583)	(27,452,754)	(41,269,258)
Income tax benefit (expense)	13		12,434	384	47,149	(25,084)
Net loss			(8,981,587)	(16,103,199)	(27,405,605)	(41,294,342)
Less: net loss attributable to non-controlling interests			(9,815)	(534)	(20,855)	(159,244)
Net loss attributable to the Company’s shareholders			$(8,971,772)	$(16,102,665)	(27,384,750)	(41,135,098)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment			916,164	(931,345)	(461,126)	(3,419,038)
Total comprehensive loss			(8,065,423)	(17,034,544)	(27,866,731)	(44,713,380)

Less: total comprehensive loss attributable to non-controlling interests			(5,226)	(534)	(13,070)	(183,812)
Total comprehensive loss to the Company’s shareholders			$(8,060,197)	$(17,034,010)	(27,853,661)	(44,529,568)

Weighted average number of shares outstanding, basic and diluted *			30,841,106	30,444,909	30,832,928	30,400,293

Loss per share, basic and diluted *			(0.29)	(0.53)	(0.89)	(1.35)

* On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note	September 30, 2024	December 31, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$21,822,485	$29,375,727
Restricted cash		1,009,263	196,170
Short-term investment		9,647	4,236,588
Accounts receivable, net	4	4,556,857	6,530,801
Inventories	5	35,882,436	43,909,564
Prepayment and other current assets	6	20,971,578	20,391,150
Amounts due from related parties - current	19	524,892	287,439
Total current assets		84,777,158	104,927,439

Non-current assets:
Long-term investment, net	7	4,078,386	4,685,984
Investment in equity securities	8	26,341,901	26,158,474
Property, plant and equipment, net	9	20,175,445	20,401,521
Goodwill		225,171	223,494
Intangible assets, net	10	6,623,871	6,873,781
Right-of-use assets	13	16,049,893	20,039,625
Other non-current assets, net		1,563,361	2,227,672
Total non-current assets		75,058,028	80,610,551

Total Assets		$159,835,186	$185,537,990

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable		$6,164,060	$6,797,852
Short-term loans and current portion of long-term loans	11	262,836	-
Accrued expenses and other current liabilities	12	5,349,282	4,263,887
Contractual liabilities		4,958,315	3,394,044
Operating lease liabilities, current	14	4,605,336	4,741,599
Convertible promissory notes	15	9,952,000	9,956,000
Contingent liabilities		45,333	26,669
Deferred government grant, current		104,076	108,717
Amounts due to related parties	19	-	10,468
Total current liabilities		31,441,238	29,299,236

Non-current liabilities:
Long-term loans	11	361,400	-
Contingent liabilities non-current		213,326	230,063
Deferred tax liabilities		196,887	228,086
Deferred government grant, non-current		1,875,786	1,929,733
Derivative liability - investor warrant	15	12,141,241	12,189,508
Derivative liability - placement agent warrant	15	3,457,052	3,456,578
Operating lease liabilities, non-current	14	13,288,324	16,339,619
Total non-current liabilities		31,534,016	34,373,587

Total Liabilities		$62,975,254	$63,672,823

Commitments and contingencies	18

EQUITY
Common stock (No par value; 30,866,614 and 30,828,778 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)		-	-
Additional paid in capital		405,029,683	402,337,393
Accumulated deficit		(301,408,251)	(274,023,501)
Accumulated other comprehensive loss		(6,913,396)	(6,444,485)
Total equity attributable to shareholders		96,708,036	121,869,407
Non-controlling interests		151,896	(4,240)
Total Equity		$96,859,932	$121,865,167
Total Liabilities and Equity		$159,835,186	$185,537,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(Expressed in U.S. dollars, except for the number of shares)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of December 31, 2022	30,084,200	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	4,565,001	-	-	4,565,001	-	4,565,001
Net loss	-	-	-	(41,135,098)	-	(41,135,098)	(159,244)	(41,294,342)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	360,710	-	2,168,185	-	-	2,168,185	-	2,168,185
Foreign currency translation adjustment	-	-	-	-	(3,394,470)	(3,394,470)	(24,568)	(3,419,038)
Balance as of September 30, 2023	30,444,910	$-	$401,672,121	$(260,959,274)	$(8,701,442)	$132,011,405	$(2,055)	$132,009,350

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	2,643,214	-	-	2,643,214	-	2,643,214
Net loss	-	-	-	(27,384,750)	-	(27,384,750)	(20,855)	(27,405,605)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Exercise of warrants	37,819	-	49,076	-	-	49,076	-	49,076
Foreign currency translation adjustment	-	-	-	-	(468,911)	(468,911)	7,785	(461,126)
Balance as of September 30, 2024	30,866,614	$-	$405,029,683	$(301,408,251)	$(6,913,396)	$96,708,036	$151,896	$96,859,932

* On September 1, 2023, the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars, except for the number of shares)

	For the Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(12,912,011)	$(45,588,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	-	(680,932)
Purchase of property, plant and equipment	(720,445)	(7,329,509)
Purchase of land use right and property	-	(2,183,430)
Purchase of other intangible assets	-	(7,502)
Acquisition of CAE's equity interests	-	(1,924,557)
Acquisition of Antric Gmbh's equity interests	-	(1)
Cash acquired from acquisition of Antric Gmbh	-	1,376
Net of cash acquired of 60% of Hezhe’s equity interests	(355,400)	-
Purchase of short-term investment	(4,167,970)	-
Proceeds from short-term investment	8,431,348	-
Cash dividend received	55,573	-
Proceeds from disposal of property, plant and equipment	41,495	842
Loans provided to third parties	-	(790,000)
Proceeds from interest and redemption of equity securities investment	1,573,441	-
Net cash provided by (used in) investing activities	4,858,042	(12,913,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	662,836	-
Repayment of bank loans	(38,600)	(602,477)
Loans proceed from third parties	708,832	-
Repayment of loans to third parties	(90,000)	-
Redemption of convertible promissory notes	-	(47,534,119)
Net cash provided by (used in) financing activities	1,243,068	(48,136,596)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	70,752	(2,614,204)

Net decrease in cash, cash equivalents and restricted cash	(6,740,149)	(109,253,419)
Cash, cash equivalents and restricted cash at beginning of period	29,571,897	154,096,801
Cash, cash equivalents and restricted cash at end of period	$22,831,748	$44,843,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$553,654	$1,200,673
Income tax paid	$-	$4,829

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convention from debt to equity interest of HW Electro Co., Ltd.	$-	$1,000,000
Cashless exercise of warrants	$49,076	$2,168,185

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

Cenntro Electric Group, Inc. (“CEG”) was incorporated in the state of Delaware by CAG Cayman on March 9, 2020.

Cenntro Electric Group Limited, formerly known as Naked Brand Group Limited (“NBG”), was incorporated in Australia on May 11, 2017. NBG changed its name to Cenntro Electric Group Limited  on December 30, 2021, in connection with the closing of the Combination. Cenntro Electric Group Limited changed its name to Cenntro Electric Group Pty Limited (“CEGL”) on June 14, 2024.

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

On February 16, 2024 CEGL issued a press release announcing the supreme Court of New South Wales, Australia (the “Court” made orders to approve CEGL’s proposed scheme of arrangement in relation to which CEGL will redomicile from Australia to the United States (the “scheme”). Under the scheme, CEGL will become a subsidiary of Cenntro lnc., a United States company incorporated in accordance with the laws of the State of Nevada for the purpose of effecting CEGL group’s redomiciliation to the United States. After the redomiciliation, the ordinary shares would be exchanged into common stock.

Cenntro Inc. was deemed to be the accounting acquirer given Cenntro Inc. effectively controlled the consolidated entity after the Combination. Under U.S. generally accepted accounting principles, the Combination is accounted for as a reverse recapitalization, which is equivalent to the issuance of shares by Cenntro Inc. for the net monetary assets of CEGL, accompanied by a recapitalization.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
As of September 30, 2024, Cenntro Inc.’s subsidiaries are as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEG”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Teemak Power Corporation	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH (“CEGE”)	January 13, 2022	Düsseldorf, Germany	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”) *	June 16, 2011	PRC	100% owned by Cenntro Inc.
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”) *	July 12, 2012	PRC	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric Gmbh	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.

* As of the issuance date of this report on Form 10-Q, Sinomachinery Zhejiang and Cenntro Machinery were in the process of being deregistered.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the full year or any future periods.

(b)	Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value of convertible promissory notes and warrants. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, accrued expenses and other current liabilities, bank loans and amount due from and due to related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase warrant shares of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table disaggregates the Company’s revenues by product line for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Vehicles sales	$25,483,836	$12,732,639
Spare-parts sales	2,783,954	586,632
Other service income	176,041	151,624
Net revenues	$28,443,831	$13,470,895

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Primary geographical markets
America	$17,071,721	$451,848
Europe	7,260,544	10,035,492
Asia	4,080,473	2,983,555
Others	31,093	-
Total	$28,443,831	$13,470,895

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2024 and 2023, the Company recognized $946,071 and $484,477 revenue that was included in contractual liabilities as of December 31, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	September 30, 2024 (Unaudited)	December 31, 2023
Accounts receivable, net	$4,556,857	$6,530,801
Contractual liabilities	$4,958,315	$3,394,044

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS COMBINATION
Acquisition of Hangzhou Hezhe’s equity interest
On June 23, 2021, the Company invested RMB2,000,000 (approximately $284,998) in Hangzhou Hezhe to acquire 20% of its equity interest. On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest, with the cash consideration amounted to RMB3,704,307 (approximately $527,860), and the share transfer was completed on May 21, 2024. The fair value of previously held equity interest is RMB1,234,769 (approximately $170,546) at the acquisition date. As of September 30, 2024, the Company held 80% of equity interest in Hangzhou Hezhe in total.
The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. Cenntro Inc. is deemed to be the accounting acquirer and the assets and liabilities of Hangzhou Hezhe are recorded at the fair value as of the date of the closing. Loss of $149,872 from this acquisition was recognized for the nine-month ended September 30, 2024 due to the difference between the carrying value of the equity method investment and its fair value as at the closing date.
The following is a summary of the fair values of the assets acquired and liabilities assumed. RMB: USD exchange rate of 7.2401 as of April 30, 2024 was applied:

	As of May 21 2024
	RMB	USD	Amortization Period
Current assets (1)	7,592,974	1,048,739
Property and equipment	1,383,600	191,102	3 - 10 years
Goodwill	48,514	6,701
Current liabilities	(2,822,703)	(389,871)
Deferred tax liabilities	(28,540)	(3,942)
Noncontrolling interest	(1,234,769)	(170,546)
Total	4,939,076	682,183

(1)	Current assets acquired primarily included cash and cash equivalent of $156,237, inventories of $887,447 and other current assets of $5,055.

As the acquire is a unlisted company, the fair vale measurements for the noncontrolling interest and previously held equity interest are estimated with reference to the purchase price per share as of the acquisition date.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is summarized as follows:
	September 30, 2024 (Unaudited)	December 31, 2023
Accounts receivable	$6,306,003	$8,443,069
Less: allowance for credit losses	(1,749,146)	(1,912,268)
Accounts receivable, net	$4,556,857	$6,530,801

The changes in the allowance for credit losses are as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$1,912,268	$1,961,034
Write-off	(179,430)	(104,583)
Foreign exchange	16,308	2,682
Balance at the end of the period	$1,749,146	$1,859,133

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2024 (Unaudited)	December 31, 2023
Raw material	$11,919,839	$11,568,791
Work-in-progress	1,957,184	1,494,441
Goods in transit	3,945,197	3,774,310
Finished goods	26,164,108	30,576,355
Inventories, gross	43,986,328	47,413,897
Less: Inventory valuation allowance	(8,103,892)	(3,504,333)
Inventories, net	$35,882,436	$43,909,564

The changes in inventory valuation allowance are as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$3,504,333	$3,218,765
Addition during the period	5,684,056	-
Write-off (1)	(1,081,060)	(6,021)
Foreign exchange	(3,437)	(97,942)
Balance at the end of the period	$8,103,892	$3,114,802

(1) As Cenntro Machinery was in the process of being deregistered as of September 30, 2024, inventories was disposed with the corresponding inventory valuation allowance written-off.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Advance to suppliers	$14,468,196	$12,579,554
Deductible input value added tax	5,109,877	6,238,040
Receivable from third parties	-	1,000,000
Others	1,393,505	573,556
Prepayment and other current assets	$20,971,578	$20,391,150

NOTE 7 - LONG-TERM INVESTMENT, NET

Equity method investments, net

The Company had the following equity method investments:

	September 30, 2024 (Unaudited)	December 31, 2023
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,152,000	$2,127,062
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (2)	-	407,778
Able 2rent GmbH (DEU) (3)	92,174	89,432
Total	$2,244,174	$2,624,272

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,194,482) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $284,998) in Hangzhou Hezhe to acquire 20% of its equity interest. On May 8, 2024, the Company entered an agreement to acquire 60% of Hangzhou Hezhe’s equity interest, with the consideration of RMB3,704,307 (approximately $527,860). As of September 30, 2024, Hangzhou Hezhe become a subsidiary of the Company.

(3)	On March 22, 2022, CAE invested EUR100,000 (approximately $111,450) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method.

Equity investment without readily determinable fair value

The Company had the following equity investment without readily determinable fair value:

	September 30, 2024 (Unaudited)	December 31, 2023
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Robostreet Inc. (2)	200,000	450,000
Total	$1,200,000	$1,450,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company held 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest.

(2)	On July 12, 2023, the Company entered into a share sale and purchase agreement with Robostreet Inc., to acquire 176 shares of Robostreet Inc.’s for a total of 14.97% of its equity interest with a consideration of cash of $200,000 and three models of programmable smart chassis for an aggregate value of $250,000. On August 5, 2024, the two parties entered into an amendment to share sale and purchase agreement, by revising the total purchase consideration to a cash payment of $200,000 only, which is 78 shares for a total of 7.24% of its equity interest.

Debt Security Investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”). In July and August, 2023, the Company has paid total amount of $600,000 to the Issuer. The balance of debt investments was $634,212 and $611,712, respectively, as of September 30, 2024 and December 31, 2023. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INVESTMENT IN EQUITY SECURITIES

As of September 30, 2024, the balance consisted of the following two equity investments:

	September 30, 2024 (Unaudited)	December 31, 2023
MineOne Fix Income Investment I L.P	$26,341,901	$26,060,355
Micro Money Fund SPC	-	98,119
Total	$26,341,901	$26,158,474

For the nine months ended September 30, 2024 and 2023, the Company made redemption of $73,441 and nil of both equity investments, respectively.

For the nine months ended September 30, 2024 and 2023, the Company received interest of $500,000 and nil of both equity investments, respectively.

For the nine months ended September 30, 2024 and 2023, the Company recorded upward adjustments $756,868 and downward adjustments of $1,166,125 for changes in fair value of both equity investments, respectively.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30, 2024 (Unaudited)	December 31, 2023
At cost:
Plant and building	$11,688,542	$11,549,755
Land	1,063,270	1,063,270
Machinery and equipment	3,738,564	3,437,783
Leasehold improvement	6,498,974	6,221,899
Office equipment	2,071,907	2,179,269
Motor vehicles	1,379,248	1,106,055
Construction in progress	641,626	531,248
Total	27,082,131	26,089,279
Less: accumulated depreciation	(5,924,180)	(4,677,524)
Impairment	(982,506)	(1,010,234)
Property, plant and equipment, net	$20,175,445	$20,401,521

Depreciation expenses for the nine months ended September 30, 2024 and 2023 were $1,289,126 and $1,128,261, respectively.

Impairment loss for the nine months ended September 30, 2024 and 2023 were $4,368 and $345,540, respectively.

NOTE 10 - INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:
	September 30, 2024 (Unaudited)	December 31, 2023
At cost:
Land use right	$5,649,538	$5,584,050
Trademark	815,814	809,738
Technology	740,028	734,517
Software	119,728	118,350
Total	7,325,108	7,246,655
Less: accumulated amortization	(701,237)	(372,874)
Intangible assets, net	$6,623,871	$6,873,781

Amortization expenses for the nine months ended September 30, 2024 and 2023 were $316,388 and $83,367, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 –SHORT-TERM AND LONG-TERM BANK LOANS

						As of September 30, 2024 (Unaudited)		As of December 31, 2023
Bank and other financial institution		Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana	(1)	10.00%	April and June 2024	April and June 2029	461,400	100,000	361,400	-	-
Bank of Multiple Promerica Republic Dominicana	(2)	10.00%	June and July 2024	December 2024 and January 2025	162,836	162,836	-	-	-
Total					624,236	262,836	361,400	-	-

(1)
On April 30, 2024 and June 21, 2024, the Company borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. The Company should repay the loan monthly in five years after the month the loans were borrowed, with monthly principal repayment of $6,800 and $1,533, respectively. As of September 30, 2024, principal amount of $38,600 was repaid. The loan was guaranteed by bank deposit of $500,000, which was due on October 30, 2024 and would extend to the maturity date of the loan.

(2)
In June 2024 and July 2024, the Company borrowed $67,236 and $95,600 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, which were due in December 2024 and January 2025, respectively. The loan was guaranteed by bank deposit of $200,000, which was due on June 12, 2024 and would extend to the maturity date of the loan.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are summarized as follow:

	September 30, 2024 (Unaudited)	December 31, 2023
Accrued litigation compensation	$1,763,231	$1,773,007
Other taxes payable	1,344,977	732,685
Accrued expenses	720,993	961,914
Interest-free loan provided by third parties	626,825	-
Returns payable	497,405	-
Employee payroll and welfare payables	161,628	621,605
Credit card payable	48,802	106,650
Accrued professional fees	-	36,505
Others	185,421	31,521
Total	$5,349,282	$4,263,887

NOTE 13 - INCOME TAXES

Australia

CEGL is subject to a tax rate of 25%.

United States

U.S. subsidiaries are subject to a federal tax rate of 21% and respective state tax rate. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

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

Income tax benefit for the nine months ended September 30, 2024 was $47,149 and income tax expenses for the nine months ended September 30, 2023 was $25,084.

The components of losses before income taxes are summarized as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
PRC	$10,352,769	$5,953,627
Europe	9,407,782	10,832,103
US	4,861,383	12,622,663
Australia	1,705,205	10,830,171
Others	1,125,615	1,030,694
Total	$27,452,754	$41,269,258

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

A summary of lease cost recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term rental expense	$3,681,557	$3,415,206
Short-term lease cost	588,329	637,353
Total	$4,269,886	$4,052,559

A summary of supplemental information related to operating leases is as follows:

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$2,668,166	$2,836,188
Weighted average remaining lease term	5.54 years	6.34 years
Weighted average discount rate	6.26%	6.23%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarizes the maturity of lease liabilities under operating leases as of September 30, 2024:

Operating Leases
For the remaining of 2024	$1,892,740
Years ended December 31,
2025	3,792,727
2026	3,864,253
2027	3,900,075
2028	1,986,439
2029 and thereafter	5,659,333
Total lease payments	21,095,567
Less: imputed interest	3,201,907
Total	17,893,660
Less: current portion	4,605,336
Non-current portion	$13,288,324

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The main terms of the Note are summarized as follows:

Conversion feature

At any time after the issue date until the Note is no longer outstanding, this Note shall be convertible, in whole or in part, into common stock at the option of the holder, at any time and from time to time.

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

In addition, if the closing price of the common stock on the principal trading market is below the floor price of $1.00 per share for a period of ten consecutive trading days, the holder shall have the right to require the Company to redeem the sum of principal amount plus accrued but unpaid interest under the Note.

Contingent interest feature

The Note is subject to certain customary events of default. If any event of default occurs, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owing, shall become immediately due and payable, and at the holder’s election, in cash at the mandatory default amount or in common stock at the mandatory default amount at a conversion price equal to 85% of the 10-day volume weighted average price. Commencing 5 days after the occurrence of any event of default, the interest shall accrue at an interest rate equal to the lesser of 10% per annum or the maximum rate permitted under applicable law.

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other expense in the consolidated statement of operations, change in fair value of convertible notes.

The movement of Note during the nine months ended September 30, 2024 are as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	(4,000)
As of September 30, 2024 (Unaudited)	9,952,000

The estimated fair value of the Note upon issuance date December 31, 2023 and as of September 30, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	September 30, 2024	December 31, 2023
Face value principal payable	9,953,381	9,953,381
Original conversion price	12.375	12.375
Interest Rate	8.00%	8.00%
Expected term (years)	0.30	1.05
Volatility	60.09%	53.46%
Market yield (range)	12.47%	13.93%
Risk free rate	4.13%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2025	January 19, 2025

Warrant

Accompanying with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares (after the “Share Consolidation”) * of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 247,333 (after the “Share Consolidation”) * warrant shares of the Company at a same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

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

*On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the warrant shares of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023 (the “Share Consolidation”). The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.

The movement of warrants during the nine months ended September 30, 2024 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2023	873,810	$12,189,508	247,333	$3,456,578
Exercise of warrants	(3,583)	(49,986)	-	-
Fair value change recognized	-	1,719	-	474
As of September 30, 2024 (Unaudited)	870,227	12,141,241	247,333	3,457,052

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	September 30, 2024	December 31, 2023
Expected term (years)	2.80	3.55
Volatility	66.64%	72.11%
Risk free rate	3.57%	3.91%
Expected expiry date	July 19, 2027	July 19, 2027

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16- SHARE-BASED COMPENSATION

Share based compensation expenses for periods prior to the consummation of the Combination relate to the share options granted by CAG Cayman to the employees and directors of Cenntro.

Share options granted by CAG Cayman to employees of the Company

On February 10, 2016, CAG Cayman adopted the 2016 Share Incentive Option Plan (the “2016 Plan”), which allowed CAG Cayman to grant options to the employees and directors of Cenntro to purchase up to 1,413,936 ordinary shares (after the “Share Consolidation”) * of CAG Cayman subject to vesting requirements. On April 17, 2018, CAG Cayman expanded the share reserve under the 2016 Plan, increasing the number of ordinary shares available for issuance under the 2016 Plan by an additional 1,048,480 ordinary shares (after the “Share Consolidation”) * for a total 2,462,416 ordinary shares (after the “Share Consolidation”) *. Generally, the options granted under the 2016 Plan became exercisable during the term of the optionee’s service with CAG Cayman in five equal annual instalments of 20% each. The expiration dates of the options are between six and eight years from the respective grant dates as stated in the option grant letters.

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

Share options granted by CEGL to employees of the Company

On May 3, 2022, CEGL adopted the 2022 Share Incentive Plan (the “2022 Plan”), which allowed CEGL to grant options to the employees and directors of the Company to purchase up to 2,596,523 (after the “Share Consolidation”) * ordinary shares of CEGL subject to vesting requirement.

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

For the nine months ended September 30, 2024 and 2023, the total share-based compensation expenses were comprised of the following:

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
General and administrative expenses	$2,234,708	$3,700,403
Selling and marketing expenses	145,455	546,064
Research and development expenses	263,051	318,534
Total	$2,643,214	$4,565,001

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of share options activity for the nine months ended September 30, 2024 and 2023 is as follows:

	Number of Share Options	Weighted Average Exercise Price US$	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value US$
Outstanding at December 31, 2022(After the “Share Consolidation”) *	2,160,337	14.38	5.99	721,210
Granted	-	-
Exercised	-	-
Forfeited	(24,875)	16.80
Expired	(14,735)	11.99
Outstanding at September 30, 2023(Unaudited, after the “Share Consolidation”)*	2,120,727	14.37	5.22	-

Outstanding at December 31, 2023 (After the “Share Consolidation”)*	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(85,335)	16.99
Expired	(161,363)	16.96
Outstanding at September 30, 2024 (unaudited)	1,778,417	13.88	3.89	-
Expected to vest at September 30, 2024 (unaudited)	334,081	17.16	7.32	-
Exercisable as of September 30, 2024 (unaudited)	1,444,336	13.09	3.09	-

*On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023 (the “Share Consolidation”). The one-for-ten reverse stock split decreased the number of outstanding shares and increased net loss per common share. All per share and share amounts presented have been retroactively adjusted for the effect of this share consolidation for all periods presented.

Unless otherwise indicated, all references to common stock, warrants to purchase common stock, share data, per share data, and related information have been retroactively adjusted, where applicable, in this Report to reflect the reverse stock split of our common stock as if they had occurred at the beginning of the earlier period presented.

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Nine Months Ended September 30,
	2024	2023
Expected volatility	83.41%-86.57%	83.41%-86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$16.80	$1.68

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of September 30, 2024, there was approximately $4,838,592 of total unrecognized compensation cost related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 1.47 years.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for the nine months ended September 30, 2024 and 2023.

	Nine Months ended		Nine Months ended
	September 30, 2024, (Unaudited)		September 30, 2023, (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$669,263	*	$2,219,933	16%
Total	$669,263	-	$2,219,933	16%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024, (Unaudited)		As of December 31, 2023,
Customer	Amount	% of Total	Amount	% of Total
A	$1,389,401	22%	$723,636	*
B	1,247,038	20%	1,237,751	15%
C	53,113	*	2,724,397	32%
Total	$2,689,552	42%	$4,685,785	47%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024, (Unaudited)		As of December 31, 2023,
Customer	Amount	% of Total	Amount	% of Total
A	$823,858	17%	$821,806	24%
D	841,433	17%	855,240	25%
E	323,856	*	901,343	27%
Total	$1,989,147	34%	$2,578,389	76%

(b)	Suppliers

For the nine months ended September 30, 2024 and 2023, the Company’s material suppliers, each of whom accounted for more than 10% of the Company’s total purchases, were as follows:

	Nine Months ended September 30, 2024, (Unaudited)		Nine Months ended September 30, 2023, (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	$9,645,436	54%	$5,593,765	26%
B	1,929,796	11%	1,922,570	*
C	349,786	*	3,078,975	14%
Total	$11,925,018	65%	$10,595,310	40%

*	Indicates below 10%.

There were no suppliers that accounted for 10% or more of total accounts payable as of September 30, 2024 and December 31, 2023.

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024, (Unaudited)		As of December 31, 2023,
Supplier	Amount	% of Total	Amount	% of Total
A	$3,582,162	25%	$1,280,302	10%
B	293,159	*	2,492,312	20%
C	3,173,880	22%	2,880,875	23%
D	2,564,979	18%	2,535,247	20%
Total	$9,614,180	65%	$9,188,736	73%

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 (approximately $2,358,611.88) to the French company B-Moville under a contract dated August 23，2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company SWOOPIN. SWOOPIN is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by SWOOPIN were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the property of the 90 vehicles shall be reclaimed by CAE. In the meantime, SWOOPIN returned the vehicles to B-Moville. As of 14 May 2023, the insolvency court of Paris opened insolvency proceedings B-Moville. CAE has filed its claims in the insolvency proceedings. However, The liquidator has advised that there is no prospect of payment to unsecured creditors, including CAE, following its declaration of claims. The recovery of the outstanding amount owed to CAE is deemed highly unlikely. All Receivable of CAE related to the case has been written off.

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

On March 25, 2022, Shengzhou Hengzhong Machinery Co., Ltd. (“Shengzhou”), an affiliate of Cenntro Automotive Corporation, filed a demand for arbitration against Tropos Technologies, Inc. with the American Arbitration Association (“AAA”), asserting claims for breach of contract and unjust enrichment. Shengzhou is seeking payment of $1,126,640 (exclusive of interest, costs, and attorneys’ fees) for outstanding invoices owed by Tropos Technologies, Inc. to Shengzhou. As of the date of this report, Tropos Technologies, Inc. has not yet formally responded to the demand. On February 16, 2023, AAA appointed an arbitrator and both parties are waiting for further proceedings under the arbitration process. On April 25, 2023, Tropos Technologies, Inc. filed a motion to dismiss the arbitration demand. On May 23, 2023, Shengzhou Machinery filed a response in opposition to the motion to dismiss the arbitration demand. On January 29, 2024, the arbitrator issued his opinion and order denying Tropos’ Motion to dismiss. Shengzhou requested motion to dismiss the arbitration without prejudice against Tropos, which was granted by arbitrator on August 26, 2024.

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

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made,  ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma was dissatisfied with this third judgment and filed an appeal on March 21, 2024. The appeal was dismissed and the original judgment was upheld by the Court on July 2, 2024.

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. On April 30, 2024, MHP filed a Notice of Removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey. At the time of this report, the case remains active with parties performing required interrogatories and discovery. The matter is ongoing with outcomes anticipated in 4th quarter of 2025.

On March 18, 2024, EastGroup Properties, LP filed a summons for eviction against Cenntro Automotive Group for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that Cenntro was behind in rental payments to the landlord. As of the date of this report, both parties have reached a Settlement Agreement and General Release of All Claims. The matter is now closed.

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

On April 22, 2024, BRI 2240 North Lane Avenue, LLC filed a summons for eviction against Cenntro Automotive Group for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that Cenntro was behind in rental payments to the landlord. As of the date of this report, Cenntro has vacated the premises, the case remains open and is in the final stages of negotiating settlement between the parties.

On May 6, 2024, 225 Willow Brook Rd, LLC filed a summons notice against Cenntro Automotive Corporation noting default of rents on commercial leased property located in Monmouth County, Freehold, New Jersey. It is alleged that Cenntro was behind in rent payments to the landlord. Cenntro has vacated the premises, turned in all keys and all other material items belonging to the landlord and in Cenntro’s possession at the time and notified the Landlord of the same.  On June 7, 2024, the matter was dismissed by plaintiff noting Cenntro has no financial obligation associated with the dismissal of the matter.

On June 24, 2024, EWI Worldwide, Inc through representation sent a Demand for Arbitration regarding contract dispute with Cenntro Automotive Corporation.  It is alleged that an outstanding balance is owed in the amount of $271,255.79, excluding legal and filing fees associated therewith.   Said breach of contract involves the lease and set-up of tradeshow display equipment.  As of the date of this report, the parties have completed Arbitration. Accompanied by satisfaction of the amount outstanding, a Settlement Agreement and Mutual Release of all Claims filing has been recorded. And the matter is now closed.

CAE has filed an action in court Landgericht Bochum against Delivrium s.r.o., a company in Louny, Czech Republic (“Delivrium”) for a claim arising from a purchase contract by and between Delivrium and CAE for a dispute of € 956,760 under which CAE is requesting payment and acceptance of vehicles previously ordered by Delivrium . Currently CAE is waiting for a statement or notification from the court in Louny (Czech Republic). As it was not possible to deliver the claim neither to the Company nor to the Managing Director CAE files now for a public display in the court of Louny. After a period of 1 Month the claim will be handled by the court in Louny.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary as of December 31, 2023. On May 8, 2024, Hangzhou Hezhe become a subsidiary of the Company.
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and was the CEO of Cenntro Electric CICS, SRL

Related party transactions

During the nine months ended September 30, 2024 and 2023, the Company had the following material related party transactions.

	For the Nine Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Interest income from a related party
Zhejiang RAP	22,220	9,639

Purchase of raw materials from related parties
Hangzhou Hezhe (1)	3,759	196,603

Payment on the purchase of the raw materials
Hangzhou Hezhe (1)	-	54,979

Refund on the purchase of the raw materials
Hangzhou Hezhe (1)	69,397	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario	413,437	-

(1)	The transaction for the nine months ended September 30, 2024 of this related party consisted of transaction only before it become a subsidiary of the Company, which was from January to April, 2024.

Amounts due from related parties

The following table presents amounts due from related parties as of September 30, 2024 and December 31, 2023.

	September 30, 2024 (Unaudited)	December 31, 2023
Billy Rafael Romero Del Rosario (1)	$512,691	$109,420
Zhejiang RAP	12,201	-
Hangzhou Hezhe	-	$178,019
Total	$524,892	$287,439

(1)	The balance represented the payment of operating fund to this related party.

Amounts due to a related party

The following table presents amounts due to related parties as of September 30, 2024 and December 31, 2023.

	September 30, 2024 (Unaudited)	December 31, 2023
Zhejiang RAP	$-	$10,468
Total	$-	$10,468

NOTE 20 - SUBSEQUENT EVENT

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

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Starting in 2022, especially after the acquisition of CAE and the termination of the channel partners in North America, we have started to transform our go-to-market model to a more blended approach.  Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of new ECV models, the Logistar™ 200, Logistar™ 210V, Logistar™ 100, Logistar™ 260, Teemak™, Neibor® 200, Avantier™ and Neibor® 150 in Europe,  Clubcar, Logistar™ 210 and Logistar™ 260 in Asia, Avantier™ and Logistar™ 400 in the US. Starting from 2024, we expect substantial increase in revenue from the US market as we shift our focus to the North American market sales and introduce additional new models for the US market.

Net revenues ended September 30, 2024 and 2023 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 210V,  Logistar™ 260, Logistar™ 400, Antric®, Avantier™, Logistar™ 100, Neibor® 150, Neibor® 200 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the nine months ended September 30, 2024 and 2023.

	Nine Months ended September 30,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	19.2%	16.3%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	16,731,340	5,762,831	28,443,831	13,470,895
Cost of goods sold	(12,688,393)	(5,045,364)	(23,161,743)	(11,411,439)
Gross profit/(loss)	4,042,947	717,467	5,282,088	2,059,456
Operating Expenses:
Selling and marketing expenses	(5,027,864)	(2,626,829)	(7,651,305)	(7,238,563)
General and administrative expenses	(7,934,755)	(9,071,910)	(21,945,891)	(25,715,387)
Research and development expenses	(1,476,684)	(1,634,796)	(4,292,153)	(5,347,785)
Total operating expenses	(14,439,303)	(13,333,535)	(33,889,349)	(38,301,735)

Loss from operations	(10,396,356)	(12,616,068)	(28,607,261)	(36,242,279)

Other Income (Expense):
Interest expense, net	(34,198)	(84,573)	(58,744)	(137,726)
Loss from equity method investments	(11,152)	(107,069)	(28,262)	(236,672)
Loss from acquisition of Antric Gmbh	-	(1,316,772)	-	(1,316,772)
Loss from acquisition of Hezhe	-	-	(149,872)	-
Impairment of Long-term investments	-	(2,668)	-	(1,157,334)
Gain on redemption of convertible promissory notes	-	966	-	865
Gain/(Loss) on exercise of warrants	910	(1,134)	910	(228,749)
Change in fair value of convertible promissory notes and derivative liability	(6,724)	15,143	1,808	88,568
Change in fair value of equity securities	262,417	(1,879,593)	756,868	(1,166,125)
Foreign currency exchange gain/(loss), net	1,838,505	(311,204)	1,108,826	(1,667,475)
Gain (loss) from cross-currency swaps	(705)	-	882	-
Other (expense) income, net	(646,718)	199,389	(477,909)	794,441
Loss before income taxes	(8,994,021)	(16,103,583)	(27,452,754)	(41,269,258)
Income tax benefit/(expense)	12,434	384	47,149	(25,084)
Net loss	(8,981,587)	(16,103,199)	(27,405,605)	(41,294,342)
Less: net loss attributable to non-controlling interests	(9,815)	(534)	(20,855)	(159,244)
Net loss attributable to shareholders of the Company	(8,971,772)	(16,102,665)	(27,384,750)	(41,135,098)

Comparison of the Three and Nine Months ended September 30, 2024 and 2023

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$15,873,300	94.9%	$5,506,589	95.6%	$25,483,836	89.6%	$12,732,639	94.5%
Spare-part sales	805,793	4.8%	241,930	4.2%	2,783,954	9.8%	586,632	4.4%
Other sales	52,247	0.3%	14,312	0.2%	176,041	0.6%	151,624	1.1%
Total net revenues	$16,731,340	100.0%	$5,762,831	100.0%	$28,443,831	100.0%	$13,470,895	100.0%

Net revenues for the nine months ended September 30, 2024 were approximately $28.4 million, an increase of approximately $15.0 million or 111.2% from approximately $13.5 million for the nine months ended September 30, 2023. The increase in net revenues in 2024 was primarily attributed to an increase in vehicle sales by approximately $12.8 million due to the improvement of sales volume and average selling price from approximately $19,234 to $23,125, and an increase in spare-part sales by approximately $2.2 million due to the increase of sales of iChassis. The net revenues in US market for the nine months ended September 30, 2024 were approximately $15.4 million, an increase of approximately $15.2 million from approximately $0.2 million for the nine months ended September 30, 2023. The increase in net revenues in US market in 2024 was primarily attributed to an increase in vehicle sales by approximately $15.3 million.

Net revenues for the three months ended September 30, 2024 were approximately $16.7 million, an increase of approximately $11.0 million or 190.3% from approximately $5.8 million for the three months ended September 30, 2023. The increase in net revenues in 2024 was primarily attributed to an increase in vehicle sales by approximately $10.4 million due to the increase of sales volume and average selling price from approximately $18,478 to $23,275, and the increase in spare-part sales by approximately $0.6 million. The net revenues in US market for the three months ended September 30, 2024 were approximately $10.3 million, an increase of approximately $10.1 million from approximately $0.2 million for the three months ended September 30, 2023. The increase in net revenues in US market in 2024 was primarily attributed to an increase in vehicle sales by approximately $10.1 million.

For the nine months ended September 30, 2024, we sold 1082 ECVs, including 117 fully assembled Metro® units, 62 fully assembled Logistar™ 200 units, 110 fully assembled Logistar™ 100 units, 23 fully assembled Teemak™ units, 68 fully assembled Logistar™ 260 units, 115 fully assembled Logistar™ 400 units, 445 fully assembled Avantier™ units, 20 Neibor® 150 units, 82 Clubcar units, 33 Antric® units, 3 Logistar™ 210 units, 1 Logistar™ 210V units and 3 Neibor® 200 units, compared with 662 ECVs for the nine months ended September 30,  2023, including 234 fully assembled Metro® units, 150 fully assembled Logistar™ 200, 157 fully assembled Logistar™ 100, 6 fully assembled Teemak™, 84 fully assembled Logistar™ 260, 1 fully assembled Logistar™ 400,  21 fully assembled Avantier™, 8 Neibor® 150 units and one Antric® V5. In U.S. market, we sold 149 ECVs, including 12 fully assembled Metro® units, 115 fully assembled Logistar™ 400 units, 18 fully assembled Teemak™ units and 4 fully assembled Avantier™ units, compared with 6 ECVs for the nine months ended September 30, 2023, including 5 fully assembled Metro® units and 1 fully assembled Logistar™ 400.

For the nine months ended September 30, 2024, we also sold 886 iChassis™ units and 20 other vehicles, other than the 1082 ECVs.

For the three months ended September 30, 2024, we sold 662 ECVs，, including 64 fully assembled Metro® units, 19 fully assembled Logistar™ 200, 51 fully assembled Logistar™ 100, 4 fully assembled Teemak™, 14 fully assembled Logistar™ 260, 78 fully assembled Logistar™ 400, 363 fully assembled Avantier™, 5 Neibor® 150 units, 43 Clubcar units, 19 Antric® units, 1 Logistar™ 210 units, and 1 Logistar™ 210V units, compared with 298 ECVs for the three months ended September 30, 2023, including 78 fully assembled Metro® units, 48 fully assembled Logistar™ 200, 108 fully assembled Logistar™ 100, 4 fully assembled Teemak™, 37 fully assembled Logistar™ 260, 1 fully assembled Logistar™ 400, 21 fully assembled Avantier™ and one Antric® V5.

For the three months ended September 30, 2024, we also sold 230 iChassis™ units and 20 other vehicles, other than the 662 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the U.S. during the nine months ended September 30, 2024. For the nine months ended September 30, 2024, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 25.5%, 60.1%, 14.3% and 0.1%, respectively, compared to 74.5%, 3.4%, 22.1% and n il, respectively for the corresponding period in 2023.

The vast majority of our net revenues were generated from vehicle sales in the U.S. during the three months ended September 30, 2024. For the three months ended September 30, 2024, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 21.6%, 67.6%, 10.6% and 0.2%, respectively, compared to 78.2%, 6.2%, 15.7% and nil, respectively for the corresponding period in 2023.

For the nine months ended September 30, 2024, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 27.1%, 66.9%, 5.9% and 0.1%, respectively, compared to 77.6%, 3.3%, 19.1% and nil, respectively, for the corresponding period in 2023.

For the three months ended September 30, 2024, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 22.2%, 71.2%, 6.5% and 0.1%, respectively, compared to 81.4%, 6.4%, 12.2% and nil, respectively, for the corresponding period in 2023.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(8,195,192)	64.6%	$(4,639,338)	92.0%	$(14,913,358)	64.4%	$(10,662,446)	93.4%
Spare-part sales	(483,249)	3.8%	(383,722)	7.6%	(2,376,339)	10.3%	(584,807)	5.1%
Other sales	(51,787)	0.4%	(22,304)	0.4%	(187,990)	0.8%	(164,186)	1.5%
Inventory write-down	(3,958,165)	31.2%	-	-	(5,684,056)	24.5%	-	-
Total cost of goods sold	$(12,688,393)	100.0%	$(5,045,364)	100.0%	$(23,161,743)	100.0%	$(11,411,439)	100.0%

Cost of goods sold for the nine months ended September 30, 2024 was approximately $23.2 million, an increase of approximately $11.8 million or approximately 103.0% from approximately $11.4 million for the nine months ended September 30, 2023.  The increase of cost of goods sold was mainly caused by (i) the increase in vehicle sales and spare-part sales of approximately $4.3 million and $1.8 million, respectively, (ii) the increase of inventory write-down of approximately $5.7 million compared to nil in the corresponding period in 2023.

Cost of goods sold for the three months ended September 30, 2024 was approximately $12.7 million, an increase of approximately $7.6 million or approximately 151.5% from approximately $5.0 million for the three months ended September 30, 2023. The increase of cost of goods sold was mainly caused by (i) the increase in vehicle sales of approximately $3.6 million, (ii) the increase of inventory write-down of approximately $4.0 million compared to nil in the corresponding period in 2023

Gross Profit/(Loss)

Gross Profit for the nine months ended September 30, 2024 was approximately $5.3 million, an increase of approximately $3.2 million from approximately $2.1 million of gross loss for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, our overall gross margin was approximately 18.6% and 15.3%, respectively. Our gross margin of vehicle sales for the nine months ended September 30, 2024 and 2023 was 19.2% and 16.3%, respectively. The increase of our overall gross profit was mainly caused by an increase in the gross profit of our vehicle sales and spare-part sales of approximately $8.5 million and $0.4 million, respectively, offset by the increase in the inventory write-down of approximately $5.7 million.

Gross Profit for the three months ended September 30, 2024 was approximately $4.0 million, an increase of approximately $3.3 million from approximately $0.7 million of gross profit for the three months ended September 30, 2023. For the three months ended September 30, 2024 and 2023, our overall gross margin was approximately 24.2% and 12.4%, respectively. Our gross margin of vehicle sales for the three months ended September 30, 2024 and 2023 was 23.5% and 15.7%, respectively. The increase of our overall gross profit was mainly caused by an increase in the gross profit of our vehicle sales and spare-part sales of approximately $6.8 million and $0.5 million, respectively, offset by the increase in the inventory write-down of approximately $4.0 million.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2024 were approximately $7.7 million, an increase of approximately $0.4 million or approximately 5.7% from approximately $7.2 million for the nine months ended September 30, 2023. The increase in selling and marketing expenses in 2024 was primarily attributed to the increase in marketing expenses and marketing related professional fee of approximately $1.7 million and $0.7 million, respectively, offset by the decrease in salary expense, freight and share-based compensations of approximately $1.0 million, $0.6 million and $0.4 million, respectively.

Selling and marketing expenses for the three months ended September 30, 2024 were approximately $5.0 million, an increase of approximately $2.4 million or approximately 91.4% from approximately $2.6 million for the three months ended September 30, 2023. The increase in selling and marketing expenses in 2024 was primarily attributed to the increase in marketing expenses and marketing related professional fee of approximately $2.3million and $0.3 million, respectively, offset by the decrease in freight of approximately $0.2 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were approximately $21.9 million, a decrease of approximately $3.8 million or approximately 14.7% from approximately $25.7 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses in 2024 was primarily attributed to a decrease in in legal and professional fee, office expenses and share-based compensations of approximately $2.1 million, $1.7 million and $1.5 million, respectively, offset by the increase in salary and social insurance expense, lease ROU amortization, amortization, leasehold improvement depreciation and others of approximately $0.7 million, $0.3 million, $0.2 million, $0.3 million and $0.1 million, respectively.

General and administrative expenses for the three months ended September 30, 2024 were approximately $7.9 million, a decrease of approximately $1.1 million or approximately 12.5% from approximately $9.1 million for the three months ended September 30, 2023. The decrease in general and administrative expenses in 2024 was primarily attributed to a decrease in share-based compensation, legal and professional fee and salary, lease ROU amortization and social insurance $1.1 million, $0.6 million, $0.1 million and $0.2 million, respectively, offset by the increase in leasehold improvement depreciation, rental expense and others of approximately $0.3 million, $0.2 million and $0.4 million, respectively, the increase in others was mainly caused by the increase in fee related to garage liability insurance.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were approximately $4.3 million, a decrease of approximately $1.1 million or approximately 19.7% from approximately $5.3 million for the nine months ended September 30, 2023. The decrease in research and development expenses in 2024 was primarily attributed to the decrease in design and testing material expenditures of approximately $1.3 million, offset by the increase in salary expense of approximately $0.4 million.

Research and development expenses for the three months ended September 30, 2024 were approximately $1.5 million, a decrease of approximately $0.2 million or approximately 9.7% from approximately $1.6 million for the three months ended September 30, 2023. The decrease in research and development expenses in 2024 was primarily attributed to the decrease in design and development expenditures, share-based compensations and others of approximately $0.06 million, $0.09 million and $0.06 million, respectively.

Interest income (expense), net

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $0.06 million for the nine months ended September 30, 2023, a decrease of approximately $0.08 million or approximately 57.4% compared to the approximately $0.1 million in interest expense for the nine months ended September 30, 2023. The increase was primarily attributable to (i) the decrease in interest income from deposit of approximately $0.2 million, (ii) the increase in interest income from Acton convertible bonds, RAP and HWE of approximately $0.02 million, $0.01 million and $0.02 million respectively, (iii) a decrease in interest expense to convertible bonds of approximately $0.2 million.

Interest expense, net, mainly consists of interest on convertible bonds. Net interest expense was approximately $ 0.03 million for the three months ended September 30, 2023, a decrease of approximately $0.05 million or approximately 59.6% compared to the approximately $0.08 million in interest expense for the three months ended September 30, 2023. The decrease was primarily attributable to (i) an increase in interest income from deposit and HWE of approximately $0.2 million and $0.1 million, (ii) a decrease in interest income from short-term investment of approximately $0.2 million, (iii) the increase in interest expense to convertible bonds of approximately $0.05 million.

Other income (expense), net

Other expense, net for the nine months ended September 30, 2024 was approximately $0.5 million, representing a change of approximately $1.3 million compared to approximately $0.8 million of other income, net for the nine months ended September 30, 2023. The change of other income/(expense) in 2024 compared to 2023 was primarily attributable to the increase in loss on investment and income on disposal of PPE of approximately $1.0 million and $0.3 million, respectively.

Other expense, net for the three months ended September 30, 2024 was approximately $0.6 million, representing a change of approximately $0.8 million compared to approximately $0.2 million of other income, net for the three months ended September 30, 2023. The change of other income/(expense) in 2024 compared to 2023 was primarily attributable to the increase in loss on investment of approximately $0.7 million and the decrease in gain on others of approximately $0.1 million.

Change in fair value of convertible promissory notes and derivative liability

A gain in the change in fair value of convertible promissory notes and derivative liability for the nine months ended September 30, 2024 was approximately $0 million, representing a decrease of approximately $0.09 million compared to approximately $0.09 million for the nine months ended September 30, 2023.

A loss in the change in fair value of convertible promissory notes and derivative liability for the three months ended September 30, 2024 was approximately $0 million, representing a change of approximately $0.02 million compared to a gain in the change in fair value of convertible promissory notes and derivative liability of approximately $0.02 million for the three months ended September 30, 2023.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the nine months ended September 30, 2024 was approximately $0.8 million compared to approximately $1.2 million of a loss in the change in fair value of equity securities for the nine months ended September 30, 2023.

A gain in the change in fair value of equity securities for the three months ended September 30, 2024 was approximately $0.3 million compared to approximately $1.9 million of a loss in the change in fair value of equity securities for the three months ended September 30, 2023.

Loss from acquisition of Antric

A loss from acquisition of Antric for the nine months ended September 30, 2024 was nil compared to $1.3 million of loss from acquisition of Antric for the nine months ended September 30, 2023.

A loss from acquisition of Antric for the three months ended September 30, 2024 was nil compared to $1.3 million of loss from acquisition of Antric for the three months ended September 30, 2023.

Impairment of Long-term investments

Impairment of Long-term investments for the nine months ended September 30, 2024 was nil compared $1.2 million of impairment of Antric for the nine months ended September 30, 2023.

Impairment of Long-term investments for the three months ended September 30, 2024 was nil compared $0 million of impairment of Antric for the three months ended September 30, 2023.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(8,981,587)	$(16,103,199)	$(27,405,605)	$(41,294,342)
Interest expense, net	34,198	84,573	58,744	137,726
Income tax expense/(benefit)	(12,434)	(384)	(47,149)	25,084
Depreciation and amortization	630,270	425,217	1,605,514	1,213,489
Share-based compensation expense	870,094	2,154,710	2,643,214	4,565,000
Gain on redemption of convertible promissory notes	-	(966)	-	(865)
Loss/(gain) on exercise of warrants	(910)	1,134	(910)	228,749
Change in fair value of convertible promissory notes and derivative liability	6,724	(15,143)	(1,808)	(88,568)
Loss from acquisition of Antric	-	1,316,772	-	1,316,772
Adjusted EBITDA	$(7,453,645)	$(12,137,286)	$(23,148,000)	$(33,896,955)

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

As of September 30, 2024, we had approximately $21.8 million in cash and cash equivalents, approximately $4.6 million of accounts receivable. and approximately $35.9 million of inventory as compared to approximately $44.6 million in cash and cash equivalents, $4.6 million in accounts receivable, and $43.1 million in inventory as of September 30, 2023. For the nine months ended September 30, 2024 and 2023, net cash used in operating activities was approximately $12.9 million and $45.6 million, respectively.

Short-Term Liquidity Requirements

We are looking at measures to generate operating efficiency as well as increasing the inventory turns in containing the growth of working capital for reducing negative net cash used in operating activities.  With the cash improvement initiatives, we believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of this 10Q. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models in North America and Europe, as applicable, (ii) the establishment of local assembly facilities in the United States and (iii) additional plants and equipment for the expansion of our Changxing factory1. Actual results could vary materially as a result of a number of factors, including:

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through September 30, 2024, we have spent over approximately $94.3 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of September 30, 2024, our working capital was approximately $53.3 million, as compared to a working capital of approximately $75.6 million as of December 31, 2023. The approximately $22.3 million decrease in working capital during 2024 was primarily due to the decrease of cash and cash equivalents of approximately $7.6 million, the decrease of short-term investment of approximately $4.2 million, the decrease of accounts receivable of approximately $2.0 million, the decrease of inventories of $8.0 million, the increase of contractual liabilities of approximately $1.6 million, offset by the decrease of accounts payable of approximately $0.6 million.

Cash Flow

	Nine Months ended September 30,
	2024	2023
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(12,912,011)	$(45,588,906)
Net cash (used in) provided by investing activities	4,858,042	(12,913,713)
Net cash (used in) provided by financing activities	1,243,068	(48,136,596)
Effect of exchange rate changes on cash	70,752	(2,614,204)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,740,149)	(109,253,419)
Cash and cash equivalents, and restricted cash at beginning of the year	29,571,897	154,096,801
Cash and cash equivalents, and restricted cash at end of the period	$22,831,748	$44,843,382

Operating Activities

Our net cash used in operating activities was approximately $12.9 million and $45.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily attributable to (i) our net loss of approximately $27.4 million and adjusted for non-cash items of approximately $12.1 million, which primarily consisted of impairment of slow-moving inventories, share based compensation expense and amortization of operating lease right-of-use asset of approximately $5.7 million, $2.6 million and $3.6 million, respectively, (ii) the decrease in inventories, accounts receivable and deferred revenue of approximately $3.5 million, $2.0 million and $1.2 million, respectively, (iii) the increase in operating lease liabilities of approximately $2.7 million.

Investing Activities

Net cash provided by investing activities was approximately $4.9 million for the nine months ended September 30, 2024. Net cash provided by investing activities for the nine months ended September 30, 2024 was primarily attributable to cash received from redeeming regular financial investments of approximately $8.4 million, redemption of equity securities investment of approximately $1.6 million, approximately $4.2 million in paid for regular financial investments, approximately $0.7 million in purchase of property, plant and equipment and approximately $0.4 million net cash paid in acquisition of 80% of Hezhe's share and including related expenses.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to approximately $0.7 million due to proceeds from bank loans and $0.7 million due to loans proceed from third parties, offset by repayments of bank loans of approximately $0.1 million.

Contractual Obligations

In February 2021, we signed a non-cancellable operating lease agreement for warehouse and trial production use in Freehold, New Jersey (Willowbrook Road) of approximately 9,750 square feet. The lease period began in February 2021 and ends in January 2025. The annual base rent for this facility is $175,500 starting from February 2023. The lease rent fee will be adjusted upward by 3% annually afterwards. We signed the first addendum to lease on December 7, 2022 and the renewal period is two years commencing on Feb. 1, 2023 and terminating on Jan. 31, 2025, the annual base rent for the first twelve months the period is $17,500 and the annual base rent for the second twelve months the period is $180,765. The lease terminated on May 31, 2024.

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

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is€354,787 (or approximately $385,651) for the lease term. On 17 January 2023, Cedar transferred the lease to CEGE, effectively from 1 February, 2023.

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

On March 22, 2023, we signed a non-cancellable operating lease agreement for approximately 26,579 square feet as a local plant in Colombia, the lease period began on May 1, 2023 and the lease term is two years. The rent is COP 46,796,001.49 (or approximately $11,778.71) per month and the value of the lease fee shall be readjusted in a proportion equal to the consumer price index (CPl) certified by DANE as of December 31 of the immediately preceding year, plus two (2) points.

On May 19, 2023, we completed the acquisition with Cenntro Elecautomotiv, S.L., our EVC in Spain. On April 3, 2023, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 1,765 square feet as a local office in Barcelona, Spain, the lease period began on April 3, 2023 and the lease term is five years. The monthly rent is €1,776 (or approximately $1,931.60) plus value-added tax with a two-month rent abatement period. In addition, Cenntro Elecautomotiv, S.L. signed a non-cancellable operating lease agreement for approximately 3,471 square feet as a service center in Barcelona, Spain on August 9, 2022, the lease period began on August 1, 2022 and the lease term is ten years. The annual rent is €36,000 (or approximately $39,132) and shall be readjusted depending on the changes of the consumer price index (CPl) determined by the National Bureau of Statistics and its substitute institutions. Legal defense is €6,000 (or approximately $6,486). The lease of local office terminated on April 10, 2024.

On April 4, 2023, we signed a non-cancellable operating lease agreement for approximately 2,500 square feet in Freehold, New Jersey. The lease period commenced on July 17, 2023 and ends on July 31, 2025. The annual base rent for the first twelve months of the period is $33,525 and the annual base rent for the second twelve months of the period is $35,201. The lease terminated on June 30, 2024.

On February 16, 2022, we signed a non-cancellable operating lease agreement for apartment 53D in the building at 555 Tenth Avenue, New York, NY 10018. The term is one year and one month, beginning on March 5, 2022 and ending on April 4, 2023. The monthly rent is $5,750. On February 1, 2023, we signed a renewal lease agreement. The term of this lease is one year, beginning on April 5, 2023 and ending on April 4, 2024. The lease was not renewed. The monthly rent is $5,950.

On March 25, 2022, we completed the acquisition of TME, and change its name to Cenntro Automotive Europe GmbH ("CAE”). TME signed a non-cancellable operating lease agreement for approximately 5,212 square meters in 2019, the lease period starts on July 1, 2019 and ends on June 30, 2024, the monthly rent is €18,891 (or approximately $20,534.52).

On December 29, 2022, we signed a non-cancellable operating lease agreement with BAL Freeway Associates, LLC for approximately 64,000 square feet as a facility in Ontario, California. The lease period commenced on April 1, 2023 and ends five years following a one-month rent abatement period. The base rent for the first year is $115,200 per month. The monthly rent for the following four years is $119,808, $124,600.32, $129,584.33 and $134,767.71, respectively.

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

On July 28, 2022, we signed a non-cancellable operating lease agreement for approximately 12,000 square feet as an EV center in Jacksonville, Florida. The lease period began on September 1, 2022 and ends on August 31, 2029, the first annual base rent is $150,000 and the annual increase is 4%. The lease terminated on September 2024.

On August 31, 2023, we completed the acquisition with Antric GmbH in Germany. On July 20, 2022, Antric signed a non-cancellable operating lease agreement for approximately 4,361 square feet in Bochum, Germany, the lease period ends on December 31, 2026. The monthly rent is €3,605.26 (or approximately $3,918.92). On September 1, 2022, the lease area increased to 7,326 square feet and the monthly rent increased to €6,000.32 (or approximately $6,522.35). The additional deposit is €18,000.96 (or approximately $19,567.04). On January 20, 2023, Antric signed another non-cancellable operating lease agreement for approximately 252 square feet in Bochum, Germany, the lease period starts on February 1, 2023 and ends on December 31, 2026. The monthly rent increased to €6,315.38 (or approximately $6,864.82). On March 27, 2023, Antric signed another non-cancellable operating lease agreement for approximately 2,949 square feet in Bochum, Germany, the lease period starts on April 1, 2023 and ends on December 31, 2026. The monthly rent increased to €8,597.80 (or approximately $9,345.81).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the nine months ended September 30, 2024, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Management believes that the disclosures made are adequate to provide a fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the full year or any future periods.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include allowance for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value of convertible promissory notes and warrants. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase common stock of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants and are considered a Level 3 fair value measurement. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

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

The following table disaggregates the Company’s revenues by product line for the nine months ended September 30, 2024 and 2023:

	For the Nine Months ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Vehicles sales	$25,483,836	$12,732,639
Spare-parts sales	2,783,954	586,632
Other service income	176,041	151,624
Net revenues	$28,443,831	$13,470,895

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Nine Months ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Primary geographical markets
Europe	$17,071,721	$451,848
Asia	7,260,544	10,035,492
America	4,080,473	2,983,555
Others	31,093	-
Total	$28,443,831	$13,470,895

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2024 and 2023, the Company recognized $946,071 and $484,477 revenue that was included in contractual liabilities as of December 31, 2023 and 2022, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Accounts receivable, net	$4,556,857	$6,530,801
Contractual liabilities	$4,958,315	$3,394,044

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

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company's disclosure controls and procedures was not effective as of September 30, 2024, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2023 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

CAE filed an action in Landgericht Bochum, a county court in Bochum, Germany against Delivrium s.r.o., a Czech Republic company (“Delivrium”) for a claim arising from a purchase contract by and between Delivrium and CAE for a dispute of € 956,760 under which CAE is requesting payment and acceptance of vehicles previously ordered by Delivrium. As of the date of this quarterly report, CAE is waiting for a statement or notification from the court in Louny (Czech Republic). Because CAE could not  deliver the claim to Delivrium in Germany, ,CAE has filed action in the District Court of Louny, Czech Republic.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, where Servic alleged CAE infringed on Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two of CAEs distribution partners. Sevic alleges to  it acquired IP rights to the CITELEC electric vehicle model (“CITELEC”), fully and exclusively from a French company SH2M Sarl(“SH2M”). Sevic alleges these IP rights were acquired through an IP transfer agreement in 2019. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE, derives directly from the CITELEC. Thus, Sevic allegedly believes the distribution of the METRO, infringes on Sevic’s IP rights. In Sevic’s action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels (the “President”) rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) the claim against CAE and LEIE was founded. According to the President’s opinion, it was determined that the CITELEC-model can enjoy copyright protection, and it was proven that Sevic acquired the copyrights of the CITELEC-model. The President then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17,2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023, and the judge overseeing the hearing did not give any legal assessment at the hearing. All parties have been granted deadlines for written pleadings. The final writ was received on September 2, 2024. As of the date of this quarterly report, we expect the oral hearing will take place in 2025, however it is not possible to determine the outcome of these proceedings related to Sevic.

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

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court (the “People’s Court”). Pursuant to that lawsuit, Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Afterwards Newlongma filed a jurisdictional objection, which the People’s Court dismissed. Subsequently Newlongma filed a counterclaim, and the People’s Court hosted an exchange of evidence between the parties on October 17, 2023, and discovery was also organized on November 14, 2023, and January16, 2024. On March 5, 2024, the first instance judgment was made, ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda was to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma was dissatisfied with this third judgment and filed an appeal on March 21, 2024. The appeal was dismissed, and the original judgment was upheld by the People’s Court on July 2, 2024.

On December 18, 2023, our subsidiary Zhejiang Sinomachinery Co., Ltd. (“Zhejiang”) filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total of CNY461,800 (approximately US$65,104) plus interest under a disputed contract of sale. On April 17, 2024, the court issued a judgement supporting Zhejiang’s primary claims, ordering Tianxin to pay Zhejiang CNY461,800 (approximately US$65,104) plus interest and relevant legal expenses within 10 days. On July 3, 2024, the Court accepted Zhejiangs application for compulsory execution.

On January 2, 2024, MHP Americas, Inc. (“MHP”), sent a letter to Cenntro Electric Group Limited (“CEGL”) demanding payment allegedly owed by CEGL to MHP in the amount of: (i) $ 1,767,516.91 for unpaid invoices, (ii) $ 3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with a  master consulting services agreement dated August 8, 2022 and/or Statement of Work dated March 9, 2023 by and between the parties. On January 12, 2024, CEGL responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, Cenntro Electric Group Limited (“CEGL”) filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under a master consulting services agreement and SAP Business Suite forHANA statement of work (“SAP S/4HANA”), by failure to properly implement the SAP S/4HANA globally, as set forth in the related contracts, and for breach of implied covenants of good faith and fair dealing, causing CEGL to suffer significant damages; and demanded a jury trial on all issues  triable. Under this claim, CEGL is seeking a remittance of $512,226 paid to date and a recission of the remaining contractual obligations with MHP. On April 30, 2024, MHP filed a notice of removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey. At the time of this quarterly report, the case is ongoing and remains active with parties performing required interrogatories and discovery.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: November 12, 2024

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)