Form 10-K
period 2024-12-31
Cenntro Inc.
filed 2025-04-01
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38544

CENNTRO INC.
(Exact name of registrant as specified in its charter)

Nevada	93-2211556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Okerson Road Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 820-6757

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value per share	CENN	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of March 27, 2025, there were 30,866,614 of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $61,050,733 based upon the closing sale price of $1.49.

CENNTRO INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

ABOUT THIS ANNUAL REPORT

Unless the context otherwise requires, the terms “Cenntro,” the “Company,” “we,” “us,” “our” and similar terms used in this Annual Report on Form 10-K refer (i), prior to the Redomiciliation (as defined herein) to Cenntro Electric Group Limited (“CEGL”), an Australian corporation, and its subsidiaries, and (ii), following the Re-domiciliation, to Cenntro Inc., a Nevada corporation, and its subsidiaries (including Cenntro Electric Group Limited).

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

OTHER PERTINENT INFORMATION

This Annual Report contains our audited consolidated and combined financial statements and related notes as of December 31, 2024 and 2023 and for the fiscal years ended December 31, 2024, and 2023 (“Audited Financial Statements”). Our Audited Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Prior to the Redomiciliation and during the fiscal years ended December 31, 2023, and 2022, the Company was subject to the Australian Corporations Act 2001 (Cth) (“Corporations Act”), which requires financial statements be prepared in accordance with Australian Accounting Standards (“AASB”), equivalent to International Financial Reporting Standards (“IFRS”) and audited in accordance with Australian Auditing Standards (“ASAs”). The financial information in this Annual Report (including the information in the Audited Financial Statements) are not financial statements for the purposes of the Corporations Act and is considered “non-IFRS financial information” under the Australian Securities and Investment Commission’s Regulatory Guide 230: ‘Disclosing non-IFRS financial information.’ Such non-IFRS financial information may not be comparable to similarly titled information presented by other entities and should not be construed as an alternative to other financial information prepared in accordance with IFRS. Our combined financial statements as of December 31, 2024 and for the years ended December 31, 2024, and 2023, included in this Annual Report, are the combined financial statements of Cenntro and present periods prior to the Redomicile (as defined below). We refer to such financial statement as Cenntro’s “combined financial statements.” References to “dollars,” “$,” “U.S. dollars” and “USD” refer to United States dollars.

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

On February 27, 2024, CEGL completed the redomiciliation of CEGL in accordance with the scheme implementation agreement, between CEGL and Cenntro (the “Redomiciliation”). As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

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

Unless the context specifically states or implies otherwise references in this Annual Report on Form 10-K to “we,” “us,” the “Company”, and “Cenntro” refer to Cenntro Inc. and its subsidiaries including:

●	Avantier Motors Corporation (“Avantier” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Avantier Motors (Hong Kong) Limited (“Avantier HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Avantier;

●	Antric GmbH (“Antric” when individually referenced), a German company and a 75% subsidiary of Cenntro Automotive Europe GmbH, 25% owned by Cenntro Electric Group (Europe) GmbH;

●	Bison Motor Inc (“Bison” when individually referenced), Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Cennatic Power, Inc. (“Cennatic” when individually referenced), a Delaware company and a wholly owned subsidiary of Cenntro Electric Group, Inc.;

●	Cennatic Energy S. de R.L. de C.V. (“Cennatic MX” when individually referenced), a Mexican company and 99% subsidiary of Cennatic and 1% subsidiary of Cenntro Automotive Corporation;

●	Cenntro Automotive Corporation (“CAC” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Inc.;

●	Cenntro Automotive Europe GmbH (formerly Tropos Motors Europe GmbH or “TME”) (“CAE” when individually referenced), a German company and wholly-owned subsidiary of Cenntro Electric Group, Inc;

●	Cenntro Automotive S.A.S. (“CA COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Elecautomotiv, S.L. (“CE SPAIN” when individually referenced), a Spanish company and wholly-owned subsidiary of CE EU;

●	Cenntro Electric B.V. (“CEBV” when individually referenced), a Dutch company and wholly-owned subsidiary of Cenntro Electric Group, Inc.;

●	Cenntro Electric CIC, SRL (“CEG DOM” when individually referenced), a Dominican company and 99%-owned subsidiary of Cenntro Automotive Corporation;

●	Cenntro Electric Colombia S.A.S. (“CE COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●	Cenntro Electric Group Limited ACN 619 054 938, (“CEGL” when individually referenced), an Australian company and wholly-owned subsidiary of Cenntro, Inc.;

●	Cenntro Electric Group (Europe) GmbH, (formerly Blitz F22-1 GmbH) (“CEGE” when individually referenced), a German company and wholly-owned subsidiary of CEBV.;

●	Cenntro Electric Group, Inc. (“CEGI” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Inc.;

●	Cenntro Elektromobilite Araçlar A.Ş (“CEA” when individually referenced) a Turkish company and wholly-owned subsidiary of CEBV);

●	Cenntro EV Center Italy S.R.L. (“CEV Italy” when individually referenced), an Italian company and a wholly-owned subsidiary of CE EU;

●	Cenntro Automotive Group Limited (“CAG HK” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Inc.;

●	Cenntro Technology Corporation (“CTC” when individually referenced), a California corporation and a wholly owned subsidiary of CEGI;

●	Hangzhou Ronda Tech Co., Ltd. (“Ronda” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Cenntro Autotech Co., Ltd. (“Autotech” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Hengzhong Tech Co., Ltd. (“Hengzhong Tech” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Hangzhou Hezhe Energy Technology Co. Ltd. (“Hangzhou Hezhe” when individually referenced), a PRC company and a 80% owned subsidiary of Hangzhou Ronda Tech Co., Ltd.

●	Jiangsu Tooniu Tech Co., Ltd. (“Tooniu” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Pikka Electric Corporation (“PEC” when individually referenced), a Delaware corporation and a wholly owned subsidiary of CEGI;

●
Shengzhou Cenntro Machinery Co., Ltd. (“Shengzhou Machinery” when individually referenced), a PRC company and a 92.7% subsidiary of Hangzhou Ronda Tech Co., Ltd., 7.3% owned by Hangzhou Cenntro Autotech Co., Ltd.;

●	Simachinery Equipment Limited (“Simachinery Equipment” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Teemak Power (Hong Kong) Limited (“Teemak HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Teemak;

●	Zhejiang Cenntro Machinery Co., Ltd. (“Zhejiang Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited; and

●	Zhejiang Sinomachinery Co., Ltd. (“Zhejiang Sinomachinery” when individually referenced), a PRC company and a wholly owned subsidiary of Simachinery Equipment Limited.

PART I

Item 1.	Business

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2024, we have developed six series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™, Teemak™ and Antric One. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

We have also developed and introduced iChassis™ platform that consists of a programmable “smart” chassis that is currently used by third-party integrated it with their controlling software for various autonomous driving commercial vehicle applications. We are also working on developing hydrogen-powered heavy-duty vehicles to meet the market demand. We continue to leverage our technology, vehicle development, and vehicle distribution capabilities with a goal to become a leading provider in the electric commercial vehicle (“ECV”) market. Our greater mission is to provide commercial vehicles that may be powered by sustainable sources while building eco-chains to reduce carbon dioxide for a better environment and quality of life.

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. We anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that average prices are expected to fall by $3/kWh in 2025. Looking ahead, prices are expected to fall further over the next decade amid continued investment in R&D, manufacturing process improvements, and capacity expansion across the supply chain. Lithium prices are expected to ease as more extraction and refining capacity comes online. Based on the updated observed learning rate, BNEF’s 2022 Battery Price Survey predicts that average pack prices should fall below $100/kWh by 2026. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

In addition to our investment in battery packing operations, we have established an asset-light, distributed manufacturing business model through which we may distribute our vehicles in unassembled semi-knockdown vehicle kits (“vehicle kits”) for local assembly in addition to fully assembled vehicles. Some of our vehicle models have a modular design that allows for local assembly in micro factory facilities that require less capital investment. We manufacture our own vehicle kits for the Metro® Teemak Series, and iChassis Series in our facilities in China and leverage the economies of scale of and the supply-chain availability in China to manufacture vehicle kits and fully assembled vehicles in our assembly plants in United States in United States. We also establish business relationships to assembly vehicles from vehicle kits in Europe with local vehicle assembly facilities. We believe our distributed manufacturing methodology allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

Our distributed manufacturing model allows us to focus our efforts on the design of New Energy Vehicle (NEV) models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Our vehicle kits and in some cases fully assembled vehicles are completed by third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembled in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local distribution channels in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service. Throughout 2023 we have relied on our local EV Centers to develop local dealer networks that directly sell to local customers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Ontario, California and Freehold, New Jersey. The Ontario facility, which became fully operational on July 9, 2024, will support our sales expansion in the US West Coast market.

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

On November 5, 2021, our predecessor Naked Brand Group Limited (“NBG”) entered into an acquisition agreement with Cenntro Automotive Group Limited (“CAG”) to effect a combination through reverse merger which occurred on December 30, 2021 (the “Combination”), whereby NBG purchased ordinary shares of CAG to effect the Combination using 174,853,546 ordinary shares (the “Acquisition Shares”) serving as good and valuable consideration. Immediately after the closing of the Combination, we changed our name from “Naked Brand Group Limited” to “Cenntro Electric Group Limited” and the business conducted by Cenntro became the business conducted by the Company. The transaction was accounted for as a reverse recapitalization in which Cenntro was determined to be the accounting acquirer.

On February 27, 2024, our predecessor CEGL, a public company incorporated under the laws of Australia completed the Redomiciliation of CEGL. As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

Prior to June 30, 2022, the Company historically qualified as a ‘foreign private issuer’ for purposes of reporting under the Exchange Act and filing registration statements under the Securities Act. As of June 30, 2022, or the end of the Company’s second fiscal quarter in 2022, the Company ceased to qualify as a “foreign private issuer” as defined in Rule 405 under the Securities Act and Rule 3b-4 under the Exchange Act. Accordingly, effective as of January 1, 2023, the Company became obligated to file reports with the SEC as a “domestic issuer” under the Securities Act.

The following diagram illustrates our current corporate structure as of the date of this report:

On March 22, 2013, Cenntro Motor Corporation (“CMC”) was registered in the State of Delaware.  Mr. Peter Wang was the founder and sole director of CMC.  CMC conducted business to design and develop electric utility vehicles.

On January 28, 2014, Cenntro Automotives Group Limited (“CAG BVI”) was formed in British Virgin Islands to conduct electric vehicle (“EV”) related business worldwide outside of U.S.A. On January 29, 2014, CAG BVI acquired CMC. CMC changed its name from “Cenntro Motor Corporation” to “Cenntro Motors Corporation” on August 5, 2014, and further changed from “Cenntro Motors Corporation” to “Cenntro Automotive Corporation” on October 7, 2014.

On July 20, 2015, CAG BVI acquired Sinomachinery Equipment Limited, a Hong Kong corporation with its manufacturing subsidiary in PRC, Zhejiang Sinomachinery. Sinomachinery Equipment Limited was renamed Simachinery Equipment Limited on November 2, 2015. Zhejiang Sinomachinery registered Zhejiang Xbean Tech Co. Ltd. in PRC on December 28, 2016.

On August 22, 2014, Cenntro Motors Group Limited was formed in Cayman Islands, which was renamed as Cenntro Automotive Group Limited (“CAG Cayman”) on October 15, 2014.

On February 15, 2016, CAG Cayman formed its subsidiary, CAG HK (formerly Cenntro Automotive (Hong Kong) Limited), in Hong Kong. On March 2, 2016, CAG HK changed its name to “Cenntro Automotive Group Limited”. Subsequently CAG HK took over all Hong Kong and mainland China subsidiaries of CAG Cayman.

On May 6, 2015, CAG HK registered Autotech in PRC.

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

In August 2016, Autotech acquired 100% equity interest of Hengzhong Tech in PRC.

On June 5, 2017, CAG HK registered Ronda in PRC.

In January 2018, Autotech acquired 100% equity interest of Shengzhou Machinery in PRC.

On December 19, 2018, CAG HK registered Tooniu (formerly Zhejiang Tooniu Tech Co., Ltd.) in PRC, which was relocated and renamed Jiangsu Tooniu Tech Co., Ltd. on November 24, 2022.

On January 20, 2021, CAG HK registered Zhejiang Machinery in PRC to take over and replace Shengzhou Machinery, which is now dormant.

On March 3, 2022, CEGI acquired 100% shares of CEGE (formerly Blitz F22-1 GmbH), a shell company registered on January 13, 2022 in Germany. On November 24, 2023, CEGI transferred 100% shares of CEGE to CEBV.

On March 23, 2022, CEGI acquired 65% of equity interest in CAE (formerly Tropos Motors Europe GmbH), a wholly owned subsidiary of Mosolf SE & Co. KG, a limited liability partnership incorporated under the laws of Germany, (“Mosolf”). On January 31, 2023, CEGI further acquired from Mosolf the remaining 35% equity interest in CAE.

On May 23, 2022, we dissolved both of our previously dormant Nevada subsidiaries Naked Brand Group, Inc. and Naked Inc.

On June 8, 2022, Cennatic was incorporated under the laws of the state of Delaware as a wholly-owned subsidiary of CAC. Cennatic in turn incorporated Cennatic MX in Mexico on August 24, 2022. CAC later transferred all shares in Cennatic Power to CEGI on September 30, 2022.

On November 30, 2022, CAC set up CEG DOM, a 99% owned subsidiary in Dominican Republic.

On December 12, 2022, CEGI incorporated its fully subsidiary CEBV in the Netherlands. CEBV further established CEA, a wholly-owned subsidiary in Turkey on February 21, 2023.

On December 16, 2022, CEGE invested in Antric GmbH (“Antric”) and became a 25% shareholder of Antric. On August 31, 2023, CAE acquired the other 75% shares of Antric from Eric Diederich and Moritz Heibrock, the original founders of Antric.

On January 16, 2023, CAC incorporated its wholly-owned subsidiary CA COL in Colombia.

On January 31, 2023, CEGI incorporated its wholly-owned subsidiary Teemak in the state of Delaware. On May 17, 2023, Teemak formed its wholly-owned subsidiary Teemak HK in Hong Kong. On March 6, 2025, Teemak changed its name to Bison Motors Inc.

On February 14, 2023, CEGI acquired all shares of Avantier, a company incorporated on November 17, 2017, in the state of Delaware. Avantier has not been operating since incorporation. On March 13, 2023, Avantier formed its wholly-owned subsidiary Avantier HK in Hong Kong.

On March 29, 2023, CAC incorporated its wholly-owned subsidiary, CE COL, in Colombia.

On May 8, 2023, CEBV established its wholly-owned subsidiary, CEV Italy, in Italy.

On May 19, 2023, CEBV acquired 100% of equity interest in CE Spain in Spain from an individual Don Yong Wang.

On August 3, 2023, CEGI incorporated its wholly-owned subsidiary, PEC, in the state of Delaware.

On August 24, 2023, CEGI incorporated its wholly-owned subsidiary, CTC, in the state of California.

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

Transfers of Cash to and from Our Subsidiaries

Cash transfers through the Company since inception are primarily attributed to: 1) capital contribution from CEGL to its subsidiaries; 2) shareholder loans from CEGL to its subsidiaries; or 3) payment from one group company to another through intercompany transactions. During the year ended December 31, 2024, the total material cash transfer of other assets within the organization was approximately USD$17.1 million. An aggregate amount of USD 3.7 million was transferred from operating subsidiaries to the holding companies as repayment to intercompany advances. As of the date of this report, none of our operating subsidiaries have made any dividend or distributions to the holding company or through the intermediate holding companies, or to investors including U.S. investors.

Our subsidiaries are permitted to pay dividends to us only out of their accumulated profits. Additionally, each of our subsidiaries in the PRC must make appropriations from after-tax profit to a statutory surplus reserve fund. The reserve fund requires an annual appropriation of 10% of after-tax profit (determined under accounting principles generally accepted in the PRC at each year-end) after offsetting accumulated losses from prior years until such reserve reaches 50% of the subsidiary’s registered capital. The reserve fund can only be used to increase the registered capital and eliminate further losses of the respective companies under PRC regulations. These reserves are not distributable as cash dividends, loans or advances. A PRC company cannot distribute any profits until any losses from the prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were approximately $53.3 million, or 68.4% of the Company’s total consolidated net assets as of December 31, 2024.

In addition, under the regulations of the State Administration of Foreign Exchange of the PRC (“SAFE”), Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments, and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Our Industry

The ECV Market

According to a March 2025 report by Virtue Market Research, the global EV market was valued at approximately $561.3 billion in 2024 and is projected to reach approximately $1.58 trillion by 2030, representing a compound annual growth rate of 19% from 2023 to 2030. Factors such as increases in demand for fuel-efficient, high-performance and low-emission vehicles, along with stringent government rules and regulations toward vehicle emissions are expected to drive the growth of the electric vehicle market. In comparison, Statista projects the global electric commercial vehicle (ECV) market to reach revenues of $623.3 billion in 2024, with a steady annual growth rate (CAGR 2024-2028) of 9.82%, reaching $906.7 billion by 2028.
Many governments around the world, including the United States, China, Germany, and various other European countries, are regulating vehicle emissions and fuel economy standards and offering incentives to commercial and government operators to purchase more energy efficient vehicles. The mitigation of greenhouse gas emissions from internal combustion engine (“ICE”) vehicles is an integral part of various nations’ strategies to meet the objectives of the 2015 Paris Agreement, which the United States rejoined in February 2021. As of the date of this report, over 25 countries have made announcements regarding their intention to phase out ICE vehicles include the following:

•	China: Plans for battery-electric, hybrid, and fuel cell vehicles to constitute 20% of new car sales by 2025 and a majority by 2035;

•	France: Aims to phase out ICE vehicle sales by 2040;

•	Germany: No registration of ICE vehicles by 2035 (aligns with the EU’s regulations); cities can ban diesel cars;

•	India: 30% of vehicle sales to be electric by 2030, with incentive programs in place;

•	Japan: Incentive program in place for EV and hybrids sales; and

•	United Kingdom: Ban the sale of new ICE cars starting in 2035.

In the United States, the former Biden administration announced plans to achieve net-zero emissions economy-wide by 2050. In 2021, President Biden signed an executive order to replace over 600,000 civilian federal vehicles with U.S.-made zero-emission models and set a target to make half of all new vehicles electric by 2030. The administration also aimed to install over 500,000 EV chargers nationwide and expand tax credits and incentives for EVs and related manufacturing. In November 2021, President Biden signed a $1.2 trillion infrastructure bill, which included $7.5 billion for EV charging infrastructure and $6 billion for domestic battery production and recycling. In August 2022, the Inflation Reduction Act was enacted, offering a 30% tax credit for commercial ECVs and allocating additional funds under the Diesel Emission Reduction Act to support the commercial EV market. While federal policy support varies, many states are independently driving EV adoption through financial incentives, emissions regulations, and infrastructure investments. Several states in the United States have also announced the ban of new ICE vehicles including California and New York by 2035.  The state of California is leading the nation with stringent emission standards and a target to phase out the sale of new gas-powered cars by 2035. The California Clean Vehicle Rebate Project (CVRP) offers rebates of up to $7,500 for EV purchases.

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

The Hydrogen Vehicle Market

The global hydrogen vehicle market is projected to experience significant growth over the next few decades, driven by government incentives, advancements in fuel cell technology, and increasing environmental regulations. As of 2024, the global hydrogen vehicle market is projected to experience substantial growth, driven by advancements in fuel cell technology and government incentives. According to Markets and Data, the market is forecasted to grow at a CAGR of 31.94% from 2025 to 2032, reaching approximately $19.92 billion by 2032. According to Fortune Business Insights, the market is segmented by range, with long-range hydrogen vehicles (above 500 miles) expected to see the highest growth due to demand for commercial fleets, trucks, and intercity buses. The North American market, led by California, is also seeing growth due to strong policy support and investments in refueling infrastructure.

United States: The Bipartisan Infrastructure Law has allocated $9.5 billion for clean hydrogen development, with additional state-level incentives such as California’s Clean Vehicle Rebate Project and the Low Carbon Fuel Standard.

European Union: The EU Hydrogen Strategy aims to install at least 40 GW of electrolyzer capacity by 2030. Countries like Germany, France, and the UK have introduced grants and tax incentives to promote hydrogen mobility.

China: The government offers subsidies of up to $19,000 per hydrogen vehicle and aims to deploy 1 million fuel cell vehicles by 2035.

Japan & South Korea: These nations provide heavy incentives for hydrogen infrastructure and have ambitious targets for fuel cell vehicle adoption and refueling stations expansion

Last-mile Delivery and City Services

The last-mile delivery market in the United States and the European Union is quickly expanding, driven by the rapid growth in the e-commerce industry resulting from consumer preference for faster deliveries, significant increases in online purchases after 2020 and governmental focus on low emission urban logistics models. We believe consumer behavior will accelerate the online transformation of retail businesses and the expected need for efficient last-mile delivery ECVs.

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

Our Products

As an electric commercial vehicle (“ECV”) provider, we have developed a full line of vehicle models to meet the market demand and fit various commercial needs and applications. As of the date of this report, we offer five series of commercial vehicle models and some electric charged products that are ready to be sold on the global markets. We are also developing heavy duty trucks in US Class 6 and Class 8 categories.

The Metro®

The Metro® is a customizable ECV used in commercial applications such as city utility services (i.e., street cleaners, firetrucks and garbage trucks) and last-mile delivery. The Metro® was “born electric,” meaning that, unlike many other ECVs that are converted from existing ICE designs, the Metro® was purpose-built from inception to be highly energy efficient and providing for a greater range, implementing a number of proprietary design elements, including a lightweight structure and efficient power system.

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

Logistar™ Series

Logistar™ Series are the vehicles for on-road applications with the gross vehicle weight rate (“GVWR”) under 19,500 lbs. It consists of Logistar 100 (LS100), Logistar 200 (LS200), Logistar 210 (LS210), Logistar 260 (LS260), Logistar 300 (LS300), Logistar 400 (LS400), and Logistar 450 (LS450). LS100, LS200, LS210, and LS260 meet with European Union regulatory requirement and are mainly targeted for European markets, and LS300, LS400 and LS450 meet with U.S. regulatory requirements and are mainly targeted for North American markets.

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

The approval to participate in the HVIP program is awarded to vehicle manufacturers, like Cenntro, that meet specific on-road zero-emission powertrain standards in compliance with CARB regulations. California’s HVIP incentive program is intended to advance adoption and commercialization of fleet vehicles, helping to reduce the total cost of ownership of hybrid and zero-emission commercial vehicles in the state of California. On December 27, 2024, we received notice from California’s HVIP incentive program that our LS400 model has been removed from HVIP eligibility. We are actively working with HVIP to address vehicle eligibility.

We have also designed the Logistar™ 200, a multi-purpose vehicle customized for transporting light goods specifically for the EU market. The Logistar™ 200 is designed to qualify as an N1 category truck in the European Union and is available in three models: (i) as a van, (ii) as a flat-bed truck, and (iii) as a cargo truck. Each of the three models is specialized for last-mile delivery, city delivery and city services. We completed homologation of the Logistar™ 200 in the European Union in January 2022 and it is commercially available in the EU market, and countries that adopt EU vehicle homologations. We introduced the LS210 model in October 2024, following its successful homologation in the European Union on May 10, 2024. While the LS210 maintains similar specifications to the LS200, it features significant improvements and new capabilities. The LS210 will replace the LS200, and we plan to discontinue marketing and sales of the LS200 in 2025 once existing inventory is depleted.

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
We have decided to discontinue marketing and selling the LS100 product line as part of our strategic shift toward heavier commercial vehicles. Once we complete selling our remaining LS100 inventory, we will focus on serving our commercial vehicle customers who require heavier-duty trucks.

In January 2023, we introduced the Logistar™ 300 (LS300) in a full-size van segment. The LS 300 sets a new benchmark for all electric commercial work trucks. This model boasts 370 cubic feet of storage space and a payload of 3307 lbs. along with a range of 270 miles. The vehicle can also be made available either as a van or as cab chassis that may be customized. On March 1 2024, we received EPA certification and on June 21 2024, we received California CARB certification for LS300. In July 2024, we assembled LS300DV (Delivery Van Version) and LS300C (Cargo version) in our Ontario Facility and introduced them in US West Coast markets.

We have introduced the Logistar™ 450 (LS450) both in US and Europe markets. It is classified as Class 4 truck in US and as M2 Type in Europe. LS400 has four different configurations (versions), Cab-chassis version, cargo truck version, delivery van version, and passenger van version. The cab-chassis version, cargo truck version, and delivery van version are targeting US markets and passenger van version is target Europe markets. We have completed compliances with DOT requirements by the end of 2023. We received certificate from EPA on September 14, 2023, CARB GHG certificate from CARB on December 14, 2023, and CARB ZEP certificate from CARB on May 24, 2024. Currently our LS450 passenger version are sold with an OEM arrangement with QEV. Our certificate of LS450 passenger van for European Union type approval is in process.

LogiMax Series

The LogiMax Series includes vehicle models of U.S. classification from Class 5 to Class 8 with GVWR over 26,000 lbs. There are two vehicle models within this series which include: the LogiMax 600 (LM600) and LogiMax 860H (LM860H). Currently, LM600 and LM860H are still under development, and we expect that those models shall be available for US market in the second half 2024.

The LM600 is a median-duty electric truck under US Class 6 classifications.  LM600 will be used mainly for city goods transportation, such as transporting goods from local warehouses to local supermarkets. We expect LM600 will be available for the US market in the third quarter 2025.

The LogiMax 860M (LM860H), which was previously called LM864H in 2023, is a 6x4 semi-tractor hydrogen fuel cells. The LM860H has a total weight of 39 tons and is designed for short- and long-haul applications. The semi-tractor’s electric motors are fully powered by high-efficiency sustainable hydrogen fuel cells with eight 210-liter banks that convert hydrogen into electric power by combining it with oxygen, producing only water as byproduct. Additionally, the LM860H has an operational range and refueling time comparable to many diesel trucks making it suitable for longer distances and heavy, energy-intensive responsibilities in areas where battery charging is limited. The LM860H prototype model represents an additional zero emissions product choice from Cenntro that is performance-heavy despite also being a sustainable vehicle. We introduced our first-generation LM864H model in 2022. After years of continued development, we plan to launch our second-generation LM860H model in Q2 2025. We are currently completing DOT compliance requirements and obtaining EPA and CARB certifications.

Teemak™ Series

Our Teemak™ Series are off-road vehicle models for field utility applications, including The Teemak™ and Teemak™ TB. The Teemak™ is designed for off-road applications for utility or leisure use. The Teemak™ TB is designed for agricultural and forestry uses and currently meets all EU vehicle type regulatory requirements. To optimize our product portfolio, we have strategically realigned our resources to accelerate the development and launch of our heavy truck series. While we have temporarily paused the Teemak™ Series production, this strategic decision allows us to strengthen our position in the on-road ECV market. We anticipate exploring opportunities to reintroduce an enhanced Teemak™ Series in late 2025, leveraging our expanded capabilities and market insights.

Avantier™ Series

The Avantier™ Series are our micro ECV models. This series includes two vehicle models, the Avantier™ c and the Avantier™ α. They are smaller in size and are purpose-built for dense urban uses. The Avantier™ c is a two-seater utility ECV while Avantier™ α is a four-seater passenger EV. In 2024, we introduced two new models to the Avantier Series: the Avantier Ex and Avantier Commuter. The Avantier Ex is similar to the Avantier c but offers more competitive pricing. The Avantier Commuter, also a four-passenger EV, features a larger size. Both new models target markets outside the USA. We received European Union Type M1K approval for the Avantier Commuter on August 21, 2024, and European Union Type LS7e approval for the Avantier Ex on January 15, 2025.

Antric One

The Antic One is a cargo bike designed for last mile city logistics. It is especially designed for- and useful in-narrow city streets and pedestrian zones. One unique selling proposition for the Antic One compared to other vehicles is, that the Antic One is a cargo-bike. Thus, no driver’s license is required to operate it and the Antic One is permitted to use bike lanes, which makes the vehicle particularly agile in dense city centers. Another advantage includes the Antic One’s exchangeable batteries. A battery-swap for the Antic One takes less than a minute and each swap enables the driver to ride for approximately 50 km. Compared to other cargo bikes the Antric One has a robust construction, cargo volume and payload (>2m3 volume, 270kg payload in the container). The production for Antic One began in November 2022. The production of our advanced version of the Antric One commenced in February 2024. We anticipate the advanced version of the Antric One to be less expensive to produce while maintaining its high quality. We intend to include new features to this second generation Antic One that will make riding easier and more comfortable.

Cenntro iChassis™

As a technology leader, we developed Cenntro iChassis™, which was previously referred to as the ePortee™, an open-platform and programmable (‘smart’) chassis product. The iChassis™ is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles.

Through our advancements in vehicle digitization and digital control (‘drive-by-wire’) capabilities, we commercially launched this product as an industry pioneer. The Cenntro iChassis™ allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to permit vehicles based on the programmable chassis to be driven autonomously. We sold 911 iChassis in 2024.

Our Product Development and Manufacturing Process

Our capability of vehicle development is at the core of what we believe positions us to compete effectively in the ECV market. Since inception in 2013 through December 31, 2024, we have spent approximately USD94.4 million in research and development activities related to our operations, developing various technologies and products, including the following:

Vehicle Development

We have allocated resources and efforts for vehicles that we believe the market demands. We have developed ten vehicle models: Metro®, LS100, LS200, LS210, LS260, LS300, LS400, LS450, Teemak™, and Avantier™. In addition, we are in the process of developing our LM860H hydrogen fuel-cell powered semi-tractor, the LS600 (Class 6), and LM860B (Class 8), a hybrid powered vehicle model for the US market. We believe successful vehicle development will put us in a position to become a leading Greener Energy Commercial Vehicle provider who offers a full line of electric and hydrogen powered commercial vehicles.

Vehicle Charger Development

We have developed level 2 AC chargers (7kw/10kw) and level 3 DC chargers (120kw), which have received EU CE and US ETL certificates. These chargers will support the charge of the vehicles that we sell to our customers as well as the vehicles that are made by other auto manufacturers as long as they meet the EU (Mennekes/CCS2) and USA (J1772/CCS1) standards. In 2024, we added a new 60KWH mobile charger.

Electric vehicle chargers are essential for ECV users to charge their ECV for daily use. Many ECV users need to install their own charging stations instead of relying on public charge stations. It would be more convenient and more practical if our customers could purchase their vehicle chargers directly from us when they buy ECVs from us. It will be guaranteed that the charger will work with our vehicle seamlessly.

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

Under our distributed manufacturing model, some of our vehicle models have a modular design that allows for local assembly in small factory facilities which require less capital investment. We manufacture our own vehicle kits in our facilities in China where we leverage the economies of scale coupled with our mature supply-chain to efficiently manufacture vehicle kits.

Under our OEM manufacturing model, we contracted well established third-party automobile manufacturers, such as Seres, Chery, and JMC, to manufacture vehicle kits and completed vehicles for us. In some cases, we provide technology and vehicle modules to the OEM contractors.

We believe our distributed manufacturing and OEM manufacturing methodologies allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

As of the date of this report, we are operating four manufacturing and/or assembly facilities: two in the US (Ontario, California and Freehold, New Jersey) and two in China (Changxing and Yangzhong). In 2024, we terminated operation at our assembly facilities in Jacksonville, Florida, and Herne in Germany. We are also closing battery manufacturing facility in Monterrey in Mexico and considering relocating the operations to the United States, which will help us navigate geopolitical changes, access specialized talent in battery technology, and improve operational efficiency through closer integration with our existing US facilities.

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

To improve efficiency in distribution, sales, and services, we have begun introducing local distribution channels alongside our existing EV Centers. As these new distribution channels are gradually replacing our local EV Centers, we are considering closing some EV Center locations. This shift toward distribution channels will improve service quality, enhance cash flow, reduce inventory burden, and significantly lower our operational costs.

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

In order to satisfy that goal, we established two production-side parts warehouses in Changxing, China and Yangzhong, China which store our produced parts that can be locally sourced on a global scale. Our warehouses can send the parts globally in response to orders from our website that customers can place. Based on the local demand data, our cloud-based parts distribution system will make determinations on when to send certain parts from production-site warehouses to remote warehouses for quicker local delivery. As of December 31, 2024, we have established two spare-parts fulfillment warehouses in Barcelona, Spain, and Freehold, New Jersey.

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

In 2024, we began closing select EV centers while establishing local distribution channels.

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

Currently, materials and components for our Metro® are shipped to our Changxing facilities and for Teemak, LS300, and LS400 are shipped to our Yangzhong facilities, where we manufacture key components for and vehicle kits or completed vehicle of our Metro®, Teemak, LS300, and LS400 models for assembly and shipment. Components for our new ECV models are shipped directly to our assembly and manufacturing sites that fully assemble vehicles for their local markets. Since substantially all of our manufacturing to date has been conducted in China (through both our facilities and those of our manufacturing partners), sourcing our components in China has been more cost-effective than sourcing components outside of China, and we believe it has reduced risks arising from shipping delays and importing inefficiencies.

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

Our Growth Strategy

We intend to be a leading global designer, developer and manufacturer of a full range of ECVs from electric light models to and heavy-duty ECVs models. The key elements of our growth strategy include:

To Expand Our Cenntro Branded Global Marketing sales and after-sales support network (i.e. EV Centers) to Rebalance our Distribution Network in selected countries

Until the end of 2021, we outsourced the majority of distribution and marketing for our vehicles to third party “channel partners”. Similarly, we substantially relied on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. While these relationships allowed the Company to forego expensive capital investments it significantly diluted our brand value and left the Company fully reliant on third parties to scale markets for our ECVs. To further expand our market presence and control our growth we shifted our distribution strategy to our wholly owned and operated EV Centers. In conjunction with the introduction of our new ECV models, we believe operating our own EV Centers will improve brand awareness, effectively scale market penetration and better align product supply to meet demand. Our EV Centers are established locally and provide for local marketing, sales, technical and after-market parts support. Our regional EV Centers will also recruit and develop local dealers and service providers to support expansion of their local networks.  As a result of the implementation of this new go-to-market model, in the first quarter of 2022, we terminated two channel partners in the United States.  In March 2022 and March 2023, we acquired 65% and further 35% equity interest of TME and gained complete control of our largest channel partner in Europe based in Germany.  We rebranded TME to become Cenntro Automobile Europe (i.e. CAE).

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

During 2022, we began to establish a hybrid distribution model that combines our EV Centers, established dealers with select channel partners. Throughout 2023, we opened eleven EV centers mainly in the US and the EU and cooperate with few channel partners in selected strategic markets, such as Japan in east-Asia. We believe transitioning our third-party reliant distribution model to a hybrid model will provide economic advantages and reduce time to market for our ECVs. To further strengthen this hybrid model and improve operating efficiency, we began closing select EV Centers in 2024 while establishing local distribution channels. At date of this report, we maintained five operational EV centers in Germany, Spain, New Jersy and California in the US, and China.

To Brand our Global Market Sales and After Sales Support Network via our Distribution Channels

Our manufacturing model has traditionally relied on developing supply chain relationships with component vendors and specifically through a network of third-party supply partners.  From 2022 onwards we shifted our focus from solely investing in our own manufacturing capabilities to a contract manufacturing strategy. To this end, we work closely with proven suppliers for components and parts in order for the Company to utilize a less capital-intensive path to product development. Correspondingly, we also re-aligned our distribution model from a majority of channel partners and country importers to a hybrid approach combining building our own branded local EV Centers with developing our distribution channels. Our regional EV Centers are wholly-owned subsidiaries that distribute, market, and sell parts in addition to providing after market support for Cenntro distribution channels and dealers. Our implementation strategy focuses on setting EV Centers in targeted local regions to distribute our ECVs mainly through local dealer distribution networks and value-added re-sellers.

We believe our strategy to manage and support our EV Centers and distribution network will distinguish Cenntro from other traditional EV automakers and build a solid distribution and service infrastructure in local markets. We believe this shift will enhance our market penetration, and ability to be more responsive to market feedback and customer input. Local EV Centers will bolster our local presence in sales markets to help Cenntro become perceived and associated with better products and while enhancing our ability to provide hands-on service. In the meantime, with the hybrid model, we also cooperate with large-scale distributors to improve market penetration and  utilize local dealer networks with their existing sales and service capabilities for quicker market penetration and reduction on capital requirements. This two-tier approach will achieve our sales control and building our own sales capability but also benefit from distributor’s existing sales capabilities.
As of the date of this report, our distribution and service infrastructure consist of two EV Centers in Europe, two EV Centers in North America, and one EV Center in China. In addition to our own EV Centers, we also established many local distribution channels and local vehicle dealers through the regions.
To Regionalize Manufacturing and Supply Chain
We regionalize the manufacturing and supply chain relating to certain key components of our ECVs, such as vehicle upfitting and battery packs, in the geographic markets in which our ECVs are sold. In the long-term, through our deep supply chain development know-how, we plan to geographically expand our supply chain to support our planned growth. More specifically, we intend to establish supply chain relationships in North America and the European Union to support our manufacturing and assembly needs in these markets, thereby reducing the time in transit and potentially the duties associated with importing our components and spare parts from China. We believe we can reduce the overall cost of ECV assembly in certain geographical markets by shifting to a “merge in transit” model, whereby component shipments from suppliers, including local market suppliers, are consolidated at our local assembly facilities for final ECV assembly, in contrast with our current model which integrates all components into vehicle kits or fully assembled vehicles in our manufacturing facilities in China or our manufacturing partners’ facilities. We believe that investing in the regionalization of our manufacturing and supply chain can ultimately provide significant benefits to us and our channel partners. We believe sourcing our ECV components and manufacturing, assembling and selling our ECVs regionally can help us reduce costs associated with import/export taxes and shipping, further reducing vehicle production costs. In addition, we believe that regionalizing our manufacturing and supply chain will help support and strengthen our brand in the markets in which our ECVs are sold, as our operations become integrated into those markets. We believe that our deep supply chain development know-how will provide us significant advantages; however, currently, substantially all of our supply chain experience is limited to China. If we are unable to effectively manage the sourcing of our components and the responsiveness of our supply chain in areas outside of China, our business and results of operations may be harmed. It is also likely that in the early stages of our supply chain expansion, we can expect most component sources will be single-source suppliers in areas outside of China.
To Invest in our Enterprise Resource Planning and Parts Distribution Systems
To enhance vehicle after-market support and customer satisfaction, we believe an effective and efficient parts distribution system is important to develop. For this purpose, we have invested resources to build out a cloud-based automobile parts distribution system (“PARDISYS”). This cloud-based automobile parts distribution system allows us to more responsively provide and timely deliver spare parts to our service providers and global customers while maintaining a well-managed minimum parts inventory. To use PARDISYS, our  customers log in the cloud-based system to enquire and order the required spare parts. The enquiry can be made by entering the name of the part, part number, VIN number of the whole vehicle, among other search functions. There are both fuzzy inquiries and precise inquiries for searching, which brings convenience to the customers. Currently, parts, accessories and special repair tools for all Cenntro vehicles can be ordered through the PARDISYS system, and the back-office will provide the optimal distribution plan according to the customer's delivery address and warehouse inventory. PARDISYS consists of two source warehouses - Changxing Warehouse and Zhenjiang Warehouse, and two fulfilment warehouses in New Jersey, United States and Barcelona, Spain. The source warehouses distribute frequently used parts to the fulfilment warehouses, which ship them to customers. When parts inventory falls below the safety stock level, the fulfilment warehouses submit replenishment requests to the source warehouses to replenish the inventory to ensure the supply of frequently used parts. Non-usable parts are stored in the fulfilment warehouse and shipped directly to the customer when a customer order is placed.
As of the date of this report, we established two production site parts warehouse in Changxing, Zhejiang province and Yangzhong, Jiangsu province in China. These warehouses store our parts that are produced or sourced locally. These warehouses can send the parts globally based on the orders from our website that customers can place globally. Based on the local demand data, the system is expected to source certain parts from production-site warehouses to a remote parts warehouse for quicker local delivery. As of December 31, 2024, we operates two remote parts warehouses in Barcelona, Spain and Freehold, New Jersey.

To Expand Our Product Offerings
We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), light-duty commercial vehicle, the Metro®, in 2018, and, as of December 31, 2022, we have sold more than 4,090 Metro® units throughout Europe, North America and Asia. Utilizing our proprietary design and technology,  we subsequently launched four ECV series, Avantier, Logimax, Logistar, and Teemak. By the end of 2023, we have seven ECV models available for commercial offering for European, America, and other countries. They are Metro MB, Avantier α and c, Logistar 100, Logistar 200, Logistar 260, Logistar 400, and Teemak. One of our strategies is trying to offer a full line of ECV products.

In 2024, we added five new EV models that are commercially available for our customers. They are Avantier Ex, Avantier Commuter, Logistar 210, Logistar 300, and Logistar 450. Avantier Ex has similar size and features compare it to Avantier α but offers more competitive pricing. Avantier Commuter as a new addition to Avantier Series is a four-seater entry-level electric passenger car that has a larger body than Avantier α and Avantier Ex. Logistar 210 is an improved version of Logistar 200, which has better performances and more useful new features. Both Avantier Ex and Avantier Commuter received European Union Type approval which can be commercially distributed in European Union countries and other countries adopted European Type approvals. Logistar 300 and Logistar 450 are US Class 3 and Class 4 trucks for city delivery and city services, they are more robust than Logistar 400. Both Logistar 300 and Logistar 450 are compliant to US DOT requirements and have been certified by US EPA and California CARB for distribution in US markets. These new EV models significantly improved our vehicle lines and gave our customers more choices to meet their demands.

We plan to add more new vehicle models in 2025. Currently, we are working on two major vehicle developing projects developing a US Class 6 median-duty truck for city transport and a US Class 8 hydrogen powered heavy-duty semi tractor for short-haul container trucking and long-haul transportation. Both Class 6 and Class 8 trucks are waiting for the homologations and certificates before we can commercially offer these products on the US markets to our customers. We expect that Class 8 semi tractor will be available for delivery in third quarter 2025 and Class 6 truck will be available for delivery in fourth quarter 2025. We have introduced our first generation of hydrogen powered Class 8 semi tractor in 2022. Currently we are working on second generation hydrogen powered semi tractor. We have put emphasis on hydrogen powered heavy-duty trucks for long haul applications. We believe the market is ready for hydrogen powered heavy-duty trucks as hydrogen filling infrastructure is getting ready. We are adding median-duty trucks and heavy-duty trucks into our light-duty trucks lines to extend our vehicle offerings.

To Be a Leader in Hydrogen Powered Heavy-Duty Vehicle

We are introducing hydrogen-powered vehicles alongside our electric vehicle lines. Hydrogen power offers certain advantages over pure electric power for heavy-duty or long-haul applications. Our first-generation hydrogen-powered US Class 8 heavy-duty truck was introduced in early 2022. Due to infrastructure and technology limitations, we delayed the commercial launch of hydrogen-powered vehicles until now. We believe the conditions are now suitable for the commercial launch of our hydrogen-powered vehicles in the United States. Given the challenges faced by others in this field, we anticipate having several competitive advantages.

Hydrogen-powered heavy-duty trucks offer several compelling advantages. Hydrogen powered trucks produce zero harmful emissions, emitting only water vapor. This significantly reduces greenhouse gas emissions and air pollution compared to diesel-powered vehicles. Hydrogen powered trucks have a higher energy density than battery-electric vehicles, allowing for greater fuel efficiency and longer ranges. This makes them particularly suitable for long-haul transportation. Unlike electric trucks that require lengthy charging times, hydrogen trucks can be refueled in a matter of minutes, like traditional diesel vehicles.

Hydrogen trucks operate more quietly than their diesel counterparts, reducing noise pollution in urban areas and improving the quality of life for residents. With lighter fuel systems compared to large batteries in electric trucks, hydrogen trucks can potentially offer more room for cargo. These advantages make hydrogen trucks a promising solution for sustainable and efficient freight transportation.

To Expand Market Breadth and Depth
We expect to increase our market share in the current markets where our ECVs are sold, while simultaneously penetrating new markets worldwide. Aside from the Europe and US market, we are expanding our operations to select markets, such as Morocco, the Dominican Republic, and Turkey.
The following table summarizes the breakdown of our revenues by region for the years ended December 31, 2024 and 2023, respectively:
	For the Year Ended December 31,
	2024		2023

	$	%	$	%
United States	$20,888,931	66.7%	$1,021,205	9.8%
Europe	$5,719,353	18.3%	$4,564,152	43.8%
Asia	$4,579,104	14.6%	$4,805,312	46.1%
Others	$110,004	0.4%	34,990	0.3%

We are currently targeting new markets where local governments have begun incentivizing a shift from ICEs to EVs. We intend to expand our reach in these markets with the efforts and market knowledge of our existing channel partners as well as by forming new partnerships and leveraging our increased brand recognition.
To Emerge as a Key Developer of Autonomous Driving Solutions
We intend to continue to invest in our smart driving technology to develop more applications using our iChassis platforms. We have developed Cenntro iChassis, an open-platform and programmable vehicle chassis with digital control capabilities. The Cenntro iChassis is designed to act as a basic and core execution unit of an automated or autonomous driving vehicle. It includes application programming and communication interfaces that enable third-party autonomous driving vehicle developers to use this programmable chassis to develop various autonomous driving applications and fittings. At the date of this report, we have delivered more than 1,500 iChassis products to the third-party OEMs in China. We will see more iChassis products be produced and delivered in the future. We may work with third-party autonomous driving software developers to develop complete autonomous drive delivery vehicles using our matured iChassis platform.
Competitive Strengths
We design, develop, manufacture, and distribute electric vehicles in a cost-effective manner to enable us to compete favorably in the whole range of commercial vehicle market. In a fast-growing industry, we believe our ability to adapt and evolve without jeopardizing the timing, quality, and quantity of the service through our agile and well-run structure has been proven through our forward-looking approach.
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
Our Consistent Launch and Homologation of New and Innovative ECV Models
Over the past calendar year, we have introduced four new vehicle models, Avantier Ex, Avantier Commuter, Logistar 300 (LS300), and Logister 450 (LS450). Avantier Ex and Avantier Commuter are targeting European markets and other markets outside of US markets while LS300 and LS450 are mainly targeting the US markets.
Avantier Ex can be used for both urban commercial applications and city mobility. Avantier Ex can be configurated as a two-seater with a small cargo space in the back or as four-seater passenger vehicle for city mobility. Avantier Commuter is larger than Avantier Ex and serves as an entry-level passenger car for city mobility. It is our first passenger car in addition to our ECV product lines. Avantier Commuter is designed for young urban population as their “first car”.
LS300 and LS450 are electric commercial vehicles targeting the US city logistic applications. LS300 has two configurations, a delivery van (LS300DV) and cargo truck (LS300CT). LS300DV is a delivery van designed for last-mile package delivery similar as Rivian Commercial Van. It equipped many features specifically for the last-mile delivery fleets. LS300CT with a cargo box is designed for local transportation and local services. It can be also used for last-mile delivery, mostly for heavier package delivery. LS450 has four configurations, delivery van (LS450DV), cargo truck (LS450CT), passenger van (LS450BUS), and cab-chassis (LS450CC). LS450DV is similar to LS300DV but has a bigger cargo volume and heavier payload. It is used for last-mile package delivery. LS450CT is a cargo truck with a big cargo box and is used for city goods delivery. LS450BUS is a passenger van and it can equipped with 19 or 21 seats for short distant shuttle service or for public median bus transportation. LS450CC is a cab-chassis configuration and customers can add different upfits for different applications, such as upfit this cab-chassis into a food truck.

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
Proven Record of Manufacturing and Distributing ECVs
We have manufactured light-duty ECVs since 2018. Our business has began to expand beyond Metro® into five other categories of ECV models to expand our reach in the global ECV market. We believe we are well positioned to take advantage of the growing global ECV market, which has few mature competitors capable of manufacturing and delivering cost-effective and financially viable ECVs today.
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
As of the date of this report, our distributed manufacturing methodology relied upon four Cenntro-owned assembly facilities, including our facility at Changxing and Yangzhong, which manufacture for international export, and our local assembly facility in Ontario, California and Freehold, New Jersey, which we utilize for local assembly of our Logistar™ 400, Logistar™ 300, and Logistar™ 450 models. Currently, Cenntro has four manufacturing and assembly plants including two in North America and two in China.

Our North American facilities provide vehicles to the local market and export ECVs to markets in Central and South America.  The Freehold, New Jersey and Onterio, California facilities both assemble the Logistar™ 400/300/450, the Metro® and the Teemak™. We also work with third-party assembly facilities in the European Union for production of our European ECV models, including the Avantier, the Metro® and the Teemak™.
Prior to the regionalization of our supply chains, we plan to utilize these facilities to assemble vehicle kits that are manufactured by us in our facilities in Changxing, in the case of the Metro®, and by third parties in the case of our other new ECV models. We have subcontracted all manufacturing processes of the ECV components for our Logistar™ and Avantier models to our qualified suppliers, allowing us to further reduce our capital expenditure requirements and increase our focus on local assembly.
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
Our Core Technology
Because we design, develop and manufacture our ECVs, our technology is at the core of what we believe positions us to effectively compete and become a technology leader in the ECV market. Since inception in 2013 through December 31, 2024, we have spent approximately $94.4 million in research and development activities related to our business. Specifically, we have developed new vehicle chassis structures and digital control, smart driving and network connectivity capabilities. In addition to our significant know-how, as of December 31, 2024, we had 125 discovery patents, 10 design patents and 86 innovation patents granted by the Chinese Patent Office, three design patent applications and three discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics, vehicle control and structure, production processes and other new technologies.

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
Low Upfront Cost and Operating Costs to End-Users
Through our modular ECV design and unique business model, we believe we are able to enter the ECV market with competitively priced products compared to our competitors in the ECV space. For instance, our Metro® and and some of our Logistar™ Series are designed with a proprietary, lightweight chassis structure, enabling us to use less steel and such ECVs to utilize less battery power than our competitors. Furthermore, because our ECVs have fewer components and moving parts than their ICE counterparts, we believe the ongoing maintenance costs of our vehicles is low. In addition, engines in traditional ICE commercial vehicles typically have a 10-year life, whereas the motor in our ECVs are designed to last, on average, for more than 20 years. The lithium-ion batteries used in our ECVs have a useful life of approximately 3,000 charge-cycles, with each charge providing for a range, in the case of the Metro®, of approximately 124 miles per charge for a total range of approximately 248,400 miles over a battery’s useful life. Additionally, based on our collected data, the Metro® has a miles per gallon of gasoline equivalent of approximately 156 (equivalent to 4.875 miles per KWh).
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
As of December 31, 2024, we approach our market through a hybrid model combining distributors and  established five EV Centers which are now the base of our distribution network, leading our local marketing and aftermarket service.
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
Intellectual Property
Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2024, we had 125 discovery patents, 10 design patents and 86 innovation patents granted by the Chinese Patent Office, and three innovation patent applications and three discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics and structure, production processes and other new technologies. All of our patents are granted under PRC law and have not been given reciprocal treatment and protection under the laws of either the United States or the European Union. Our issued patents will begin to expire in August 2026. We intend to continue to file additional patent applications with respect to our innovation and know-how.
Our Employees
As of the date hereof, we have 260 full-time employees. The following table sets forth the number of our employees by function:
Functional Area	Number of Employees
Senior management	5
Research and Development	64
Supply Chain Operations	30
Marketing	29
Manufacturing	58
Quality Assurance	20
Finance	25
Corporate Affairs	29

Total	260

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.
Item 1A.	Risk Factors.

Risks Related to Our Business
We have a limited operating history and face significant challenges in an emerging industry.
We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), electric light-duty commercial vehicle, the Metro®, in 2018. Our revenues were approximately $31.3 million for the year ended December 31, 2024. To date, we have derived our revenues principally from sales of the Metro®, Logistar™ series, Teemak™, and iChassis 100 models. We have a limited operating history on which you can base an evaluation of our business and prospects. You should consider our business and prospects in light of the risks and challenges we face in an emerging industry with limited experience to date in high volume manufacturing of electric commercial vehicles (“ECVs”), including challenges related to our ability to:
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
We incurred losses from operations of approximately $55.3 million, and $47.4 million for the years ended December 31, 2024, and 2023, respectively. We have made significant up-front investments in research and development, supply chain establishment, establishment of local assembly facilities and capacity, and channel partner development to develop and expand our business. We have spent approximately $94.4 million in research and development activities related to our operations from our inception through December 31, 2024. We expect to continue to invest significantly in research and development, manufacturing and supply chain operations to expand our business, and these investments may not result in profitability within our expected timeframe or at all.
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
Our business depends in large part on our ability to execute on our plans to develop, manufacture and sell our ECVs. We began pilot production of the Metro® in 2018. We plan to manufacture ECVs in higher volumes than we have historically and our production capabilities, including our facilities and those of our manufacturing partners, may not be able to handle the anticipated volumes in our business plan. Development and manufacturing of our current and future ECVs, such as the Metro®, Logistar™, LogiMax, Avantier™, Teemak™ and Antric One are and will be subject to risks, including:
•	accurately manufacturing or procure components within appropriate design tolerances;
•	establishing additional manufacturing and local assembly facilities in our various target markets;
•	compliance with environmental, workplace safety and similar regulations;
•	securing necessary high-quality components and materials from our supply chain on acceptable terms and in a timely manner;
•	the impact of tariffs or trade restrictions on the cost and availability of key components and materials;
•	our ability to execute on our growth plan to regionalize our supply chain and manufacturing;
•	quality controls;
•	delays or disruptions in the supply chain, including as a result of pandemics such as COVID-19;
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
In 2024, we have introduced four new vehicle models, Avantier Ex, Avantier Commuter, Logistar 300 (LS300), and Logister 450 (LS450). Avantier Ex and Avantier Commuter are targeting European markets and other markets outside of US markets while LS300 and LS450 are mainly targeting the US markets. In order to introduce new ECV models through 2024, we have to coordinate with our suppliers, manufacturing partners, channel partners and other third parties in order to ensure timely execution of the manufacturing and assembly processes. If we fail to coordinate these efforts and achieve market introduction and acceptance of our new ECV model in a timely manner, our business, financial condition, operating results and prospects could be adversely affected. In addition, we have limited experience to date in manufacturing and assembling each of our new ECV series, as well as limited experience building and ramping up multiple vehicle production lines across multiple factories (including those of our manufacturing partners) in different geographies. In order to be successful, we will need to implement, maintain and ramp-up efficient and cost-effective manufacturing capabilities between our manufacturing partners, our own facility in Changxing and our local assembly facilities. Manufacturing bottlenecks and other unexpected challenges may arise during our production ramp-up, and we must address them promptly. We may face delays in establishing and/or sustaining production and timely delivery of our new ECV models. Any delay or other complication in ramping up the production of our current or future ECV models may harm our business, financial condition, operating results and prospects.

Our operating results may be more volatile due to a shift from only a high concentration of sales in relatively few channel partners to establishing our own distribution network.
For the years ended December 31, 2024, and 2023, our channel partners accounted for approximately 2.1%, and  22.2% of our sales, respectively.  As of quarter one of 2022, the company made significant changes regarding its few channel partners and shifted reliance away from select channel partners to its own distribution network through the establishment of local EV Centers. In 2022, we acquired TME inclusive of its assembly facility and distribution network in the EU. Simultaneously, and based on decreasing sales we ended our relationship with two US distributors: Ayro and Tropos. This shift in our distribution model is uncertain, and if we are unable to establish effective EV Centers that make-up for losses in revenue from our channel partners, our operating results could be materially and adversely affected.
Our reliance on our new hybrid distribution model to market, sell and service (and in certain cases, assemble and/or homologate) our vehicles is subject to substantial risks because we do not maintain control over certain of our remaining channel partners and our newly established EV Center dealerships are relatively new.
Our EV Center dealerships and channel partners are responsible for different portions of the sale, marketing and servicing (and for our channel partners, assembly and/or homologation) of the ECV products we sell. We do not control the actions of our channel partners. For example, we do not control how our channel partners market or sell assembled ECVs or the quality of their service on our ECVs and, with respect to the private label channel partners, we do not oversee their assembly of our ECVs.
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
Our channel partners are not subject to any minimum annual purchase requirements. In the event our channel partners are not successful in the markets in which they operate or fail to satisfy sales targets, meet customer service objectives or experience adverse regulatory actions or other operational challenges, we could experience a reduction in sales. Furthermore, if any of our channel partners fail to successfully operate their business or lack liquidity to support their operations, they may be unable to continue to purchase and sell our ECVs in the countries in which they operate, which could limit our sales to such market for an extended period and adversely affect our business.
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
As of December 31, 2024, we shifted from relying only on channel partners to a hybrid model combines distribution between our wholly owned EV Centers with local established dealers and channel partners.  We currently have five EV Centers worldwide and anticipate the EV Centers will lead the distribution network, however if we were to close or dissociate one or more of our EV Centers due to performance, there is no assurance that we would be able to establish a suitable replacement EV Center in the region to take up the role of marketing , distributing and after-market care our ECVs in the relevant market within a suitable timeframe or at all.

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
Substantially all of our revenue for the years ended December 31, 2024, and 2023 was derived from sales of our ECVs in North America, Europe and Asia. As of December 31, 2024, we have maintained relationships with several distributors in the European and Asian market and operated five EV centers in Germany, Spain, New Jersy and California in the US, and China.
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
Our ECVs have two ways to charge - slow charging from a regular power outlet and fast charging from a public EV charging station. Though we plan to establish charging infrastructure and stations in select regions, we do not currently install charging stations in the markets in which our ECVs are sold through our channel partners. As such, we rely on our channel partners or other third parties in such markets to ensure charging solutions are available for end-user customers. If a market in which our ECVs are sold has few options for charging, the customers of our channel partners may need to rely on their own power supply for charging, which may make our vehicles less attractive in such markets.
The battery capacity of our ECVs will decline over time, which may negatively influence purchasing decisions by our channel partners and end-users.
Our ECVs can experience battery capacity and performance loss over time depending on the use of the battery. We anticipate the battery capacity in our ECVs will decline over time as the battery deteriorates. We currently expect  the vehicle battery pack capacity to decrease by up to 20% over six years under normal use conditions. Other factors such as usage, time and stress patterns may also impact the battery’s ability to hold a charge, which would decrease our ECVs range before needing to recharge. Such battery deterioration and the related decrease in range may negatively influence purchase decisions by channel partners and end-users.

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
In recent years, China and the United States have implemented certain increasingly protective trade measures with continuing trade tensions, including significant tariff increases, between these countries. Most recently, on March 4, 2025, U.S. president, Donald J. Trump, announced that the U.S. would impose an additional 20% tariff on Chinese imports starting March 4, 2025. The additional tariffs imposed by the U.S. government on certain products imported from China may impact our supply chain and cost structure. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China and other countries from which we import goods. Although the United States and China previously, successfully reached an interim trade deal in January 2020 that de-escalated the trade tensions with both sides rolling back tariffs, the extent to which this trade deal, or potential future trade deals, will be successfully implemented is unpredictable. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition.
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

Moreover, the imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, the U.S. government recently imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterized as unfair trade practices, and China responded by imposing and proposing new or higher tariffs on specified U.S. products. There can be no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products or increase cost of components used in our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components for our ECVs that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components of our ECVs from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take.
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
In recent years, the global transportation industry has experienced higher volatility in shipping rates from the trans-Pacific Ocean carriers due to various factors, including limited availability of shipping capacity, and geopolitical tensions. Although the overall shipping cost was decreasing relatively to the year 2022 and 2023, such factors related to capacities and geopolitical tensions had, and if persistent, may continue to have a negative impact on our vehicle production, gross profit margin, product delivery time and revenue recognition. Shipping cost have increased as of the end of November 2023 due to the frequent attacks by Houthi rebels on vessels transporting goods through the Suez Canal. Shipments to EU have instead taken a route crossing the Cape of Good Hope,  which have significantly increased shipping costs and had lasting effects into 2024. Certain cost were stabilized as of March 2024, but the risk of higher cost volatility remains. Our operating results for the year ended December 31, 2024, have been impacted by certain capacity shortages and attacks on vessels in the Red Sea and we expect such incidence causing rising shipping rates volatility to continue for the foreseeable future.

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
As we shift component and vehicle kit manufacturing to qualified suppliers and manufacturing partners, we may have to shorten the useful lives of any equipment to be retired as a result, and the resulting acceleration in our depreciation could adversely affect our financial results
We have invested in what we believe is state of the art tooling, machinery and other manufacturing equipment, and we depreciate the cost of such equipment over their expected useful lives. However, throughout 2023 and well into 2024, we continued to shift procurement of vehicle component, and semi-knocked-down kit  manufacturing to qualified suppliers. Continuing into 2025, we have also outsourced vehicle kit manufacturing (and, in some instances, vehicle assembly) to qualified manufacturers for our new ECV series to manufacturing partners to reduce our capital expenditure requirements. As we shift component and vehicle kit manufacturing of our new ECV series to our qualified suppliers and manufacturing partners, respectively, we may have to shorten the useful life of any equipment we retire as a result, which would require that we accelerate the depreciation on such equipment. Any such accelerated depreciation on our equipment, to the extent we own such equipment, could adversely affect our results of operations.
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
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of its 2021 and 2022 financial statements, Cenntro’s management identified a material weakness in its internal control over financial reporting. Specifically, Cenntro did not historically have adequate accounting staff generally in its finance and accounting department, particularly with respect to (i) the preparation of financial statements prepared in accordance with U.S. GAAP and the inclusion of proper disclosures in the related footnotes, and (ii) the design, documentation and implementation of internal controls surrounding risk management and financial reporting processes. During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, management reassessed the Company’s internal control over financial reporting. Although controls and supervision over risk management and financial reporting processes have improved, management has concluded that the Company continues to have this material weakness in its internal control over financial reporting.
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
We incur significant costs related to the procuring of raw materials and components required to manufacture our vehicles. Our ECVs use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel and cobalt, as well as key component inputs such as semiconductors. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials, and could adversely affect our business and operating results. In particular, the automotive industry is currently facing a significant shortage of semiconductors. The global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. As a result, the semiconductor supply shortage has had, and will continue to have, a negative impact on our vehicle production. To date, we have experienced price decreases compared to the rising market prices in 2022, which resulted in higher vehicle costs.  The market in 2024 was favorable for the entire new energy industry in terms of vehicle costs. For example, semiconductor shortage that previously constrained vehicle production had largely subsided, and the prices of batteries, motors and electronic controls continued fallen.
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
The collection and processing of electronic communications data in the EU is regulated by the ePrivacy Directive (2002/58/EC), which applies to the confidentiality of communications, the use of tracking technologies (such as cookies), and direct marketing practices. Unlike the GDPR, which focuses on personal data protection, the ePrivacy Directive regulates the privacy of communications and metadata, including data collected from connected devices, such as our ECVs. The directive has been implemented inconsistently across EU member states, leading to fragmented compliance requirements. A proposed ePrivacy Regulation intended to replace the directive and create a uniform legal framework was withdrawn in February 2025, leaving uncertainty regarding future reforms. Compliance with varying national implementations of the ePrivacy Directive may require additional operational adjustments and could result in regulatory fines or enforcement actions if found noncompliant.
Scheduled to take effect on September 12, 2025, the EU Data Act introduces new regulatory requirements for data access, sharing, and portability, extending beyond personal data to include non-personal data. This legislation aims to facilitate data sharing among businesses and with governments, but its broad scope and evolving implementation may create uncertainties and compliance challenges for our operations. The Act imposes obligations on data holders—which could include companies managing connected devices such as our Electric Commercial Vehicles (ECVs)—to provide access to certain data upon request under regulated conditions. Compliance with these requirements may necessitate modifications to our data management systems, contractual agreements, and security protocols. Non-compliance could result in regulatory enforcement actions, penalties, and increased operational costs, particularly as EU member states implement and enforce the Act in different ways. Additionally, the evolving regulatory landscape in the EU could create uncertainties regarding data monetization, competitive practices, and cross-border data transfers, potentially impacting our business model and operations.
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
Effective January 1, 2025, China's Network Data Security Management Regulations introduce enhanced requirements for data security and privacy, particularly concerning personal information protection, data localization, and cross-border data transfers. These regulations impose stricter compliance obligations on data handlers, including requirements to conduct regular data security risk assessments, implement classified data protection measures, and obtain governmental approval for certain cross-border data transfers. Additionally, companies processing large volumes of "important data" or "national core data" may face heightened scrutiny and stricter regulatory oversight. Failure to comply with these regulations could result in significant financial penalties, operational disruptions, revocation of business licenses, or restrictions on cross-border operations. As a result, we may be required to adjust our data handling practices, enhance internal compliance measures, and allocate additional resources to meet evolving regulatory requirements in China.
Compliance with the GDPR, the UK GDPR, the ePrivacy Directive, as well as the Cybersecurity Law, DSL and enhanced regulations in China, may involve substantial operational costs or require us to change business practices. While we have not had a substantial presence in the European Union historically, in January 2022, we opened our European Operations Center in Dusseldorf, Germany and, in March 2022, we acquired a 65% equity interest in Tropos Motors Europe GmbH (“TME”), a “private label” channel partners that assembles and distributes branded ECVs based on our Metro® called the ABLE and one of our largest customers since 2019. As a result, we may be required to comply with certain provisions of the GDPR. As a result, we may need to undertake an update of certain of our business practices, including (i) updating internal records, policies and procedures; (ii) updating publicly facing privacy notices and consent mechanisms, where required; (iii) implementing employee privacy training; (iv) appointing an individual responsible for privacy compliance; (v) implementing an inter-group data transfer agreement; (vi) reviewing/updating contracts with vendors that process data on our behalf, and (vii) implementing an audit framework. Furthermore, if we begin selling our ECVs directly to end-users in the European Union, UK or China, we would likely be required to comply with additional regulatory requirements. To the extent we become subject to any such regulations, our noncompliance could result in proceedings by governmental entities, customers, data subjects or others and may result in fines, penalties, and civil litigation claims.

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
To the extent we are required to comply with regulations under the GDPR, the UK GDPR, the ePrivacy Directive, the Cybersecurity Law, the DSL and China’s enhanced regulations (collectively, the “Data Security Regulations”), any non-compliance could adversely affect our business, financial condition, results of operations and prospects. Compliance with Data Security Regulations may be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future activities.
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
The reporting currency of our U.S. subsidiary is the U.S. Dollar while our Chinese subsidiaries’ functional currency is RMB. Our Audited Financial Statements are presented in USD and will be affected by the foreign exchange rate of the Renminbi (“RMB”) against the USD. During the years ended December 31, 2024, and 2023, significant portions of our revenues were derived from the sales in the European Union and United States, denominated in Euros or USD, respectively, while our costs and expenses were primarily incurred in the PRC (and denominated in RMB). The value of the RMB against the Euro, USD and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, as well as currency market conditions and other factors.
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
Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding tariffs against foreign imports of certain materials. More specifically, there have been several rounds of U.S. tariffs on Chinese goods taking effect in the past few years, some of which prompted retaliatory Chinese tariffs on U.S. goods. Most recently, on March 4, 2025, U.S. president, Donald J. Trump, announced that the U.S. would impose an additional 20% tariff on Chinese imports starting March 4, 2025. The additional tariffs imposed by the U.S. government on certain products imported from China may impact our supply chain and cost structure. Additionally, the U.S. government continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China and other countries from which we import goods. By January 2020, China and the United States had reached a phase one trade deal to roll back tariffs and suspend certain tariff increases by the United States that were scheduled to take effect; however, such phase one trade deal made reductions in tariffs contingent on certain purchase concessions from China. As of March 2022, China has yet to satisfy the trade deal’s purchase conditions and tariff levels have not been reduced under the agreement. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting both countries’ overall economic condition. If these tariffs continue or additional new tariffs are imposed in the future, they could have a negative impact on us as we have significant operations in China.
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
As of December 31, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 25.1% of our outstanding Common Stock. In particular, as of December 31, 2024, Mr. Peter Z. Wang, our Chief Executive Officer, beneficially owned approximately 24.0% of our outstanding Common Stock.
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
We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of January 14, 2022, which was the date of the first sale of our Common Stock pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
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

We currently own one facility in Changxing, China, which is approximately 737,413 square feet, and is primarily used for engineering and production of vehicle kits of the Metro® and assembly of certain ECV models for export and logistics operations. We currently lease eleven facilities and offices located in the United States, Germany, Mexico and China. One of our United States facilities located in Howell, New Jersey, is approximately 41,160 square feet and is used primarily for the production of our Logistar™ 300, Logistar™ 400, and Logistar™ 450 model and warehousing. Our second existing facility in Freehold, New Jersey is approximately 2,600 square feet and is used as our corporate headquarters. Our leased China facility is located in Hangzhou, Zhejiang Province, with approximately 15,456 square feet of office space primarily used as regional headquarters, as well as for research and development, supply-chain management, and sales operations.

In January 2022, we established a European Operations Center in Dusseldorf, Germany, which provides marketing support, after-market support and spare-parts warehousing for the European market. Our European Operations Center is approximately 27,220 square feet.

We established a local assembly facility and EV Center in Ontario, California. The assembly factory is where we plan to assemble the Logistar™ 350, Logistar™ 400, Logistar™ 450 and the Teemak™ for eventual sale in the United States West Coast market. We began trial assembling operations at the Jacksonville facility in July 2024. Our California based assembly facility and EV Center is approximately 64,000 square feet and is our flagship EV Center for sales and support functions.

In connection with our acquisition of TME, we utilize TME’s facility in Herne, Germany, where we are expanding local assembly capacity in the European Union for production of our European ECV models, including the Teemak® and Logistar™ series, in addition to the Metro®. In June 2024, we decided to terminate the Herne facility to improve operating efficiency. While, in August 2022, we leased a 3,471 square feet facility in Barcelona, Spain for EV center and spare-parts fulfillment purpose.

In November 2022, we leased a 112,694 square feet manufacturing facility located in the Aero Industrial Park in Monterrey, Mexico that will house our wholly owned Mexican subsidiary, Cennatic Energy, S. DE R.L. DE C.V. (“Cennatic Energy”). Cennatic Energy will manufacture lithium-ion batteries for electric commercial vehicles. The purpose of the facility is to enhance the independence of our supply chain for essential components. At date of the report, we are closing battery manufacturing facility in Monterrey, Mexico and considering relocating the operations to the United States. In addition, in the first quarter 2023, we leased a 26,579 square feet facility in Colombia, and 10,656 square feet facility in Dominic Republic as warehouse and offices, as we try to extend our market into South America

Item 3.	Legal Proceedings.

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

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging that Cenntro Automotive Europe GmbH (“CAE”) infringed on Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model(“METRO”) produced by Cenntro Electro Group Ltd. (“CEGL”) and distributed by CAE derives directly from the CITELEC. Sevic alleges the distribution of the METRO infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17,2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023. The judge did not give any legal assessment at the hearing. All parties had been granted deadlines for written pleadings. On January 29, 2025, CAE rejected the late delivered final writ by lawyers of Sevic, which should have been received by September 2, 2024. As of the date of this report, it is not possible to determine the outcome of these proceedings related to Sevic.

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023, the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, we filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025.

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

Shares of our Common Stock are currently quoted on the Nasdaq Capital Markets under the symbol “CENN”. We had 30,866,614 shares of Common Stock issued and outstanding as of December 31, 2024.

The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock.

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter	$1.56	$1.00
Second Quarter	$2.30	$1.34
Third Quarter	$1.84	$1.11
Fourth Quarter	$1.47	$1.02

Fiscal Year Ended December 31, 2023(1)
First Quarter	$0.87	$0.35
Second Quarter	$0.49	$0.28
Third Quarter	$0.50	$0.23
Fourth Quarter	$1.59	$1.21

(1)	Accounts for a 1:10 reverse stock split effective as of December 8, 2023.

Holders of Capital Stock

As of December 31, 2024, we had 240 holders of our Common Stock.

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

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2024, we have developed five series of commercial vehicle models, Metro®, Logistar™, Logimax™, Avantier™ and Teemak™. We also provide other delivery platforms including Antric One and iChassie, along with Electric Charger Products. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

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

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. We anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that average prices are expected to fall by $3/kWh in 2025. Looking ahead, prices are expected to fall further over the next decade amid continued investment in R&D, manufacturing process improvements, and capacity expansion across the supply chain. Lithium prices are expected to ease as more extraction and refining capacity comes online. Based on the updated observed learning rate, BNEF’s 2022 Battery Price Survey predicts that average pack prices should fall below $100/kWh by 2026. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

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

Our distributed manufacturing model allows us to focus our efforts on the design of ECV models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the last several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Our vehicle kits and in some cases fully assembled vehicles are completed by third party Original Equipment Manufacturers (“OEMs”) manufacturing partners and, in the case of vehicle kits, assembled in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. Throughout 2022 we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines wholly-owned EV Centers with local dealers in order to improve overall operational efficiencies, product quality, brand value, market share, customer support and service. Throughout 2024 we have integrated our sales strategy by combining large distributors with our local EV Centers to develop local dealer networks that directly sell to local customers to improve overall operational efficiencies, product quality, brand value, market share, customer support and service.

Additionally, to meet our anticipated demand in the United States, we have established local assembly facilities in Northern America as we have launched assembly facilities in Ontario, California and Freehold, New Jersey.

A.	Key Components of Results of Operations

Net revenues

Up until December 31, 2021, our primary revenue stream came from selling ECVs through channel partners. Beginning in 2022, we experimented with different go-to-market strategies across regions. In Europe, while we initially tested an EV center approach by acquiring CAE, a German manufacturer and ECV seller, we returned to our distributor-focused model in 2024 given its proven effectiveness. In North America, we implemented a hybrid approach that combines direct sales to end-customers with strategic distributor partnerships. Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™ and Neibor® 150 in Europe, Clubcar, Logistar™ 210 and Logistar™ 260 in Asia, Avantier™ and Logistar™ 400 in the US. Starting from 2024, we witnessed major increase on revenue in the US market as we shift our focus on the North American market sales, actively participate in the ECV incentive programs initiated by state governments, introduced additional new models for the US market.

Net revenues ended December 31, 2024 and 2023 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 210V,  Logistar™ 260, Logistar™ 400, Antric®, Avantier™, Logistar™ 100, Neibor® 150 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

Cost of goods sold

Cost of goods sold mainly consists of production-related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of plants and equipment, manufacturing waste treatment processing fees, shipping cost and inventory write-downs. We incur cost of goods sold in relation to (i) vehicle sales and spare-part sales, including, among others, purchases of raw materials, labor costs, and manufacturing expenses that related to ECVs, and (ii) other sales, including cost and expenses that are not related to ECV sales.

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

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for credit losses and impairment loss for long- lived assets and goodwill.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services. While we will continue to monitor general and administrative expenses, we expect general and administrative expenses to decrease over the next two years in connection with our continued effort to improve efficiency, combining our EV centers with local distribution networks and utilizing well-proven OEMs and supply chains.

Provision for credit losses

 We adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2023 and interim periods therein. We use an expected credit loss model for the impairment of accounts receivable as of period ends. We believe the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determine expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. We measure the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, we will evaluate such accounts receivable for expected credit loss on an individual basis. Allowance for credit losses balance are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. We expect provision for credit losses to decrease in the future as we shift our sales more to FOB terms, when goods will be delivered only if material payment are received.

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

Impairment of Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination. Goodwill acquired in a business combination is tested for impairment at least annually or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We perform impairment analysis on goodwill as of December 31 every year either beginning with a qualitative assessment, or starting with the quantitative assessment instead. The quantitative goodwill impairment test compares the fair values of each reporting unit to its carrying amount, including goodwill. A reporting unit constitutes a business for which discrete profit and loss financial information is available. The fair value of each reporting unit is established using a combination of expected present value of future cash flows. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

In applying the goodwill impairment assessment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than not” that the fair value is less than the carrying value, a quantitative assessment of goodwill is required.

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

Loss from early termination of lease contract

We recognize losses from early termination of lease contracts, primarily in Spain, due to penalties, settlement costs, or leasehold improvement write-offs. These losses have historically fluctuated based on market conditions and strategic decisions. As part of our shift from an EV center sales approach to a hybrid model, we are rebalancing our EV center strategy with our distribution networks, which has led to some lease terminations. However, we anticipate a reduction in future lease terminations as we will stabilize adjustments to our distribution strategy, thereby mitigating the financial impact of such terminations.

Change in fair value of equity securities

Change in fair value of equity securities is the change in fair value of the investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million. We subscribed Mineone Fix Income Investment in September 2022, and we expect the fair value of MineOne Fix Income Investment I L.P will continue to grow gradually with lower volatility.

Other income (expenses)

Interest (expense) income, net

Interest (expense) income, net, consists of interest income from short-term investment and deposit, interest on outstanding loans and the convertible promissory notes.

 (Loss) gain from long-term investments

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

Discontinued operations

We classify the results of a component (or group of components) to be disposed (“disposal group”) as a discontinued operation when the disposal group meets the held-for-sale criteria, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) and when the disposal group represents a strategic shift that has, or will have, a major effect on our operations and our financial results.

We report the operating results and cash flows related to the disposal group as discontinued operations for all periods presented in our consolidated statements of comprehensive loss and consolidated statements of cash flows, respectively.

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the years ended December 31, 2024 and 2023.

	Year ended December 31
	2024	2023
Gross margin of vehicle sales	24.9%	18.8%

Gross margin of vehicle sales . Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

Year Ended December 31,
	2024	2023
	(Expressed in U.S. Dollars)
Combined Statements of Operations Data:
Net revenues	31,297,393	10,425,659
Cost of goods sold	(23,688,846)	(8,808,257)
Gross profit	7,608,547	1,617,402
Operating Expenses:
Selling and marketing expenses	(7,364,678)	(4,175,784)
General and administrative expenses	(26,321,333)	(32,964,644)
Research and development expenses	(5,160,803)	(7,721,459)
Provision for credit losses	(393,873)	—
Impairment of Goodwill	(209,130)	—
Total operating expenses	(39,449,817)	(44,861,887)

Loss from operations	(31,841,270)	(43,244,485)

Other Expense:
Interest income (expense), net	(183,662)	402,415
(Loss) gain from long-term investments	(299,772)	70,759
Other (expense) income, net	(518,150)	521,708
Loss from early termination of lease contract	(2,218,120)	—
Gain on redemption of convertible promissory notes	—	12,507
Change in fair value of convertible promissory notes and derivative liability	7,194	75,341
Change in fair value of equity securities	1,019,285	(2,600,721)
Foreign currency exchange loss, net	44,481	(941,995)
Gain (loss)from cross-currency swaps	(9,463)	8,664
Loss from acquisition in relation to the revaluation of the previously held equity interest	(149,872)	(136,302)
Gain (Loss) on exercise of warrants	900	(228,903)
Net loss from continuing operations before tax	(34,148,449)	(46,061,012)
Income tax (benefit) expense	35,524	(8,988)
Net loss from continuing operation	(34,112,925)	(46,070,000)
Discontinued operations:
Loss from discontinued operations, net of tax	(10,795,692)	(8,290,755)
Net loss	(44,908,617)	(54,360,755)
Less: net loss attributable to non-controlling interests	(41,804)	(161,430)
Net loss attributable to the Company’s shareholders	(44,866,813)	(54,199,325)

Comparison of the Years Ended December 31, 2024 and 2023

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Net revenues:
Vehicle Sales	$28,149,620	89.9%	$8,868,220	85.1%
Spare-part sales	2,769,143	8.8%	1,459,623	14.0%
Other sales	378,630	1.3%	97,816	0.9%
Total net revenues	$31,297,393	100.00%	$10,425,659	100.00%

Net revenues for the year ended December 31, 2024 were approximately $31.3 million, an increase of approximately $20.9 million or 200.2% from approximately $10.4 million for the year ended December 31, 2023. The increase in net revenues in 2024 was primarily attributed to the increase in vehicle sales and spare-part sales by approximately $19.3 million and $1.3 million, respectively. The net revenues in US market for the year ended December 31, 2024 were approximately $19.3 million, an increase of approximately $19.0 million from approximately $0.4 million for the year ended December 31, 2023. The increase in net revenues in US market in 2024 was primarily attributed to an increase in vehicle sales by approximately $19.0 million.

For the year ended December 31, 2024, we sold 1,122 ECVs, including 105 fully assembled Metro® units, 15 fully assembled Logistar™ 200 units, 89 fully assembled Logistar™ 100 units, 35 fully assembled Teemak™ units, 58 fully assembled Logistar™ 260 units, 145 fully assembled Logistar™ 400 units, 492 fully assembled Avantier™ units, 2 Neibor® 150 units, 120 Clubcar units, 45 Antric® units, 4 fully assembled Logistar™ 210 units, 1 fully assembled Logistar™ 210V unit, one fully assembled Logistar™ 300 unit, 4 fully assembled Seres 5 units, 5 AX-3 units and 1 AIQAR EQ7 unit, compared with 630 ECVs for the year ended December 31, 2023, including 209 fully assembled Metro® units, 41 fully assembled Logistar™ 200 units, 63 fully assembled Logistar™ 100 units, 10 fully assembled Teemak™ units, 59 fully assembled Logistar™ 260 units, one fully assembled Logistar™ 400 units, 182 fully assembled Avantier™ units, 8 Neibor® 150 units, 42 Clubcar units and 15 Antric® units. In U.S. market, we sold 192 ECVs, including 24 fully assembled Metro® units, 145 fully assembled Logistar™ 400 units, 19 fully assembled Teemak™ units and 4 fully assembled Avantier™ units, compared with 12 ECVs for the year ended December 31, 2023, including 8 fully assembled Metro, 1 fully assembled Logistar™ 400 unit and 3 fully assembled Teemak™ units.

For the year ended December 31, 2024, we also sold 911 iChassis™ units, other than the 1122 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the U.S. during the years ended December 31, 2024. For the year ended December 31, 2024, net revenues from Europe, North America, Asia (including China) and other regions (including Africa and Latin America) as a percentage of total revenues was 18.3%, 66.7%, 14.6% and 0.4%, respectively, compared to 43.8%, 9.8%, 46.1% and 0.3%, respectively for the corresponding period in 2023.

For the year ended December 31, 2024, net revenues from vehicle sales in Europe, North America, Asia (including China) and other regions (including Africa and Latin America) as a percentage of total vehicle net revenues was 19.6%, 73.5%, 6.6% and 0.3%, respectively, compared to 51.0%, 11.0%, 37.6% and 0.4%, respectively, for the corresponding period in 2023.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Cost of goods sold:
Vehicle Sales	$(15,450,451)	65.2%	$(7,066,580)	80.3%
Spare-part sales	(2,313,504)	9.8%	(1,456,395)	16.5%
Other sales	(229,626)	1.0%	(153,222)	1.7%
Inventory write-down	(5,695,265)	24.0%	(132,060)	1.5%
Total cost of goods sold	$(23,688,846)	100.00%	$(8,808,257)	100.00%

Cost of goods sold for the year ended December 31, 2024 was approximately $23.7 million, an increase of approximately $14.9 million or approximately 168.9% from approximately $8.8 million for the year ended December 31, 2023. The increase in cost of goods sold in 2024 was primarily attributable to the increase of cost of vehicle sales of approximately $8.4 million and the increase of inventory write-down of approximately $5.56 million. The increase of cost of vehicle sales was mainly caused by the increased vehicle sales during the year 2024.

Gross Profit

Gross profit for the year ended December 31, 2024 was approximately $7.6 million, an increase of approximately $6.0 million from approximately $1.6 million for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, our overall gross margin was approximately 24.3% and 15.5%, respectively. Our gross margin of vehicle sales for years ended December 31, 2024 and 2023 was 24.9% and 18.8%, respectively. The increase of our gross profit was caused by the increase in vehicle sales revenue of approximately $19.3 million, offset by the increase in cost of goods sold of approximately $8.4 million and inventory write down of approximately $5.6 million.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2024 were approximately $7.4 million, an increase of approximately $3.2 million or approximately 76.4% from approximately $4.2 million for the year ended December 31, 2023. The increase in selling and marketing expenses in 2024 was primarily attributed to the increase in service fees related to global market and distribution channel research and marketing expense of approximately $0.7 million and $2.8 million, respectively, offset by a decrease in share-based compensation and salary and social insurance of approximately $0.1 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were approximately $26.7 million, a decrease of approximately $6.2 million or approximately 19.0% from approximately $33.0 million for the year ended December 31, 2023. The decrease in general and administrative expenses in 2024 was primarily attributed to (i) a decrease in share-based compensation of approximately $1.7 million, (ii) a decrease in legal and professional fee of approximately $3.2 million, (iii) a decrease in salary and social care expense of approximately $0.7 million, (iv) a decrease in office expense of approximately $1.1 million, (v) a decrease in rental expense of approximately $0.2 million, offset by the increase in ROU amortization, freight and leasehold improvement depreciation of approximately $0.2 million and $0.2 million, respectively.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 were approximately $5.2 million, a decrease of approximately $2.6 million or approximately 33.2% from approximately $7.7 million for the year ended December 31, 2023. The decrease in research and development expenses in 2024 was primarily attributed to the decrease in design and development expenditures, share-based compensations and rental expense of approximately $2.7 million, $0.06 million and $0.04 million, offset by the increase in salary and social insurance of approximately $0.3 million.

Interest income (expense), net

Interest expense, net, consists of interest income on deposit and wealth management products purchased from banks and interest expense on convertible bonds. Net interest expense was approximately $0.2 million for the year ended December 31, 2024, a change of approximately $0.6 million compared to the approximately $0.4 million in interest income for the year ended December 31, 2023. The decrease was primarily attributable to (i) a decrease in interest income of approximately $0.5 million from bank deposit.; (ii) a decrease in interest income of approximately $0.3 million from wealth management products purchased from banks; (iii) offset by a decrease in interest expense to convertible bonds of approximately $0.3 million.

Other income (expense), net

Other expense net for the year ended December 31, 2024 was approximately $0.5 million, representing a change of approximately $1.1 million compared to approximately $0.5 million of other income, net for the year ended December 31, 2023. The change of other income (expense) in 2024 compared to 2023 was primarily attributable to i) the increase in investment loss of approximately $0.7 million and the decrease of approximately $0.4 million in liquidation income from Shengzhou Cenntro Machinery Co., Ltd. and Zhejiang Xbean Tech Co. Ltd. during the year 2023.

Loss from early termination of lease contract

Loss from early termination of lease contract for the year ended December 31, 2024 was approximately $2.2 million compared to nil of loss from early termination of lease contract for the year ended December 31, 2023.

Change in fair value of convertible promissory notes and derivative liability

An income in the change in fair value of convertible promissory notes and derivative liability for the year ended December 31, 2024 was approximately nil compared to approximately $0.08 million of an income in the change in fair value of convertible promissory notes and derivative liability for the year ended December 31, 2023.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the year ended December 31, 2024 was approximately $1.0 million compared to approximately $2.6 million of a loss in the change in fair value of equity securities for the year ended December 31, 2023. The increased gain was attributed to an upward adjustment of approximately $1.0 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million, and the Company made redemption of almost all funds in Micro Money Fund SPC, which brought $3.64 million loss in fair value change in 2023. No such transaction incurred in 2024.

Foreign currency exchange loss, net

Foreign currency exchange gain, net for the year ended December 31, 2024 was approximately $0.04 million, a change of $1.0 million compared with approximately $1.0 million foreign currency exchange loss for the year ended December 31, 2023.

Loss from in relation to the revaluation of the previously held equity interest

Loss from acquisition of Hezhe for the year ended December 31, 2024 was approximately $0.1 million compared to $0.1 million of loss from acquisition of Antric for the year ended December 31, 2023.

Non-GAAP Financial Measures

Adjusted EBITDA for the Years Ended December 31, 2024 and 2023

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(34,112,925)	$(46,070,000)
Interest expense, net	183,662	(402,415)
Income tax expense	(35,524)	8,988
Depreciation and amortization	2,010,863	1,670,979
Share-based compensation expense	3,370,634	5,230,273
Impairment of goodwill	209,130	—
Loss on redemption of convertible promissory notes	—	(12,507)
Loss on exercise of warrants	(900)	228,903
Change in fair value of convertible promissory notes and derivative liability	(7,194)	(75,341)
Loss from acquisition in relation to the revaluation of the previously held equity interest	149,872	136,302
Adjusted EBITDA from continuing operations	$(28,232,382)	$(39,284,818)

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

As of December 31, 2024, we had approximately $12.5 million in cash and cash equivalents, approximately $3.3 million of accounts receivables from continuing operations as compared to approximately $28.8 million in cash and cash equivalents, approximately $2.5 million in accounts receivable from continuing operations as of December 31, 2023. For the years ended December 31, 2024 and 2023, net cash used in operating activities was approximately $21.4 million and $58.5 million, respectively.

Short-Term Liquidity Requirements

We are looking at measures to generate operating efficiency as well as increasing the inventory turns in containing the growth of working capital for reducing negative net cash used in operating activities. With the cash improvement initiatives, we believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of this 10-K. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models in North America and Europe, as applicable and (ii) the establishment and development of local distribution channels in the United States. Actual results could vary materially as a result of a number of factors, including:

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through December 31, 2024, we have spent over approximately $94.4 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of December 31, 2024, our working capital was approximately $36.8 million, as compared to a working capital of approximately $75.6 million as of December 31, 2023. The approximately $38.8 million decrease in working capital during 2024 was primarily due to (i) the decrease of cash and cash equivalents, inventories, short-term investment, the decrease in assets held for sale and current operating lease liabilities of approximately $16.2 million, $5.2 million, $4.2 million, $12.7 million and $0.8 million, respectively and (ii) the increase in prepayment and other current assets and contractual liabilities of approximately $1.2 million and $1.7 million respectively.

Cash Flow

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(21,362,312)	$(58,457,163)
Net cash provided by (used in) investing activities	4,071,551	(16,388,156)
Net cash provided by (used in) financing activities	1,230,832	(48,135,595)
Effect of exchange rate changes on cash	(551,480)	(1,543,990)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,611,409)	(124,524,904)
Cash and cash equivalents, and restricted cash at beginning of the year-continuing	28,988,225	149,057,559
Cash and cash equivalents, and restricted cash at beginning of the year-discontinued	$583,672	$5,039,242
Cash and cash equivalents, and restricted cash at end of the year-continuing	$12,820,459	28,988,225
Cash and cash equivalents, and restricted cash at end of the year-discontinued	$140,029	583,672

Operating Activities

Our net cash used in operating activities was approximately $21.4 million and $58.5 million for the years ended December 31, 2024 and 2023, respectively.

Net cash used in operating activities for the year ended December 31, 2024 was primarily attributable to (i) our net loss of approximately $44.9 million and adjusted for non-cash items of approximately $19.9 million, which primarily consisted of amortization of operating lease right-of-use asset, share based compensation expense, depreciation and amortization, foreign currency exchange loss, loss from early termination of lease contract and impairment of slow-moving inventories of approximately $4.6 million, $3.4 million, $2.0 million, $1.1 million, $2.2 million and $6.5 million, respectively, (ii) the decrease in account receivable, inventories, accrued expense and other current liabilities and operating lease liabilities of approximately $1.~~4~~3 million, $7.9 million, $1.7 million and $4.0 million, respectively, (iii) increase in deferred revenue and prepayments and other assets of approximately $0.5 million and $0.2 million, respectively.

Investing Activities

Net cash provided by investing activities was approximately $4.1 million for the year ended December 31, 2024. Net cash provided by investing activities for the year ended December 31, 2024 was primarily attributable to cash received from redeeming regular financial investments in 2024 in the amount of approximately $8.4 million and approximately $1.6 million in redemption of equity securities investment, offset by the cash paid for regular financial investments of approximately $4.2 million, approximately $0.7 million in long-term regular financial investments and approximately $0.4 million in acquisition of 80% of Hezhe's share.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to the proceeds from bank loans of approximately $0.7 million and the loans proceeds from third parties of approximately $0.7 million, offset by the repayment of loans to third parties of approximately $0.1 million.

Contractual Obligations

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,700 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. The lease period for each lease agreement began in June 2021 and ends in May 2025. Pursuant to each agreement, we paid the first six months of our rent obligations in June 2021 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $186,866 for the term ending May 2023  and $167,521 for the term ending May 2024.

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is €354,787 (or approximately $385,651) for the lease term. On 17 January 2023, Cedar transferred the lease to CEGE, effectively from 1 February, 2023.

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

On March 23, 2022, we completed the acquisition of TME, and change its name to Cenntro Automotive Europe GmbH ("CAE”). TME signed a non-cancellable operating lease agreement for approximately 5,212 square meters in 2019, the lease period starts on July 1, 2019 and ends on June 30, 2024, the monthly rent is €18,891 (or approximately $20,534.52).

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

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation and combination.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, estimates and judgments applied in determination of provision for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and due to related parties, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, wealth management products, accounts receivable, prepayment, goodwill and other current assets, accounts payable, other current liabilities and amount due from and due to related parties, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

Long-term time deposits

Long-term time deposits comprise of deposits placed with certain bank with a maturity of one to three years. As of December 31, 2024 and 2023, $700,000 and nil, respectively, was pledged with banks as security in relation to the guarantee for the long-term bank loans and restricted to use (Note 15).

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

The Company's financial assets subject to the CECL model mainly include accounts receivable, a component of the prepaid expenses and other current assets, a component of other non-current asset and debt security investments.

For the years ended December 31, 2023 and 2024, allowance of credit losses made by the Company were mainly generated from accounts receivable.

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

The Company accounted for credit losses on AFS debt securities in accordance with ASC 326-30, Financial Instruments—Credit Losses. Under ASC 326-30, the Company evaluates AFS debt securities at each reporting date to determine whether a decline in fair value below amortized cost is attributable to credit-related factors or non-credit factors. If a credit-related impairment is identified, the Company records an allowance for credit losses through earnings, limited to the difference between amortized cost and fair value. Non-credit related declines remain in accumulated other comprehensive income. If credit quality improves, previously recognized credit losses are reversed through earnings, up to the amount of prior allowance. The Company assesses credit risk based on issuer financial health, market conditions, and macroeconomic factors.

If the Company determines that it is more likely than not that it will be required to sell an AFS debt security before recovery of its amortized cost, or if the security is deemed uncollectible, the Company writes off the full carrying amount of the security. In such cases, any previously recorded allowance for credit losses is removed, and the full impairment is recognized as a loss in earnings

Derivative financial instruments

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

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2024, all of the cross-currency swap contracts were accounted for as economic hedges.

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

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Land	Infinite
Plant and building	20 years
Machinery and equipment	5-10 years
Office equipment	5 years
Motor vehicles	3-5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives

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

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of nil and $431,319 were recorded in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

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

Impairment loss for goodwill of $209,130 and nil was recorded for the years ended December 31, 2024 and 2023.

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

The promised warranty does not provide the clients with a service in addition to the assurance that the product complies with agreed-upon contract specifications and is considered an assurance warranty. The warranty is not considered separate performance obligations and no revenue is associated with these services under ASC 606. Historically, the Company has not experienced material costs for quality assurance and, therefore, does not believe an accrual for these costs is necessary.

Revenue is recognized upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services, excluding amounts collected on behalf of third parties (for example, value added taxes).

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the years ended December 31, 2024 and 2023. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Vehicles sales	$31,658,358	$20,344,889
Spare-parts sales	2,977,323	1,554,311
Other service income	428,129	180,705
Net revenues	35,063,810	22,079,905
Less: Net revenues, discontinued operation	(3,766,417)	(11,654,246)
Net revenues, continuing operation	$31,297,393	$10,425,659

The Company’s revenues are primarily derived from Europe, America and Asia. The following table sets forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2024	2023
Primary geographical markets
America	$20,888,931	$1,056,195
Europe	9,485,770	16,218,398
Asia	4,579,104	4,805,312
Others	110,005	-
Net revenues	35,063,810	22,079,905
Less: Net revenues, discontinued operation	(3,766,417)	(11,654,246)
Net revenues, continuing operation	$31,297,393	$10,425,659

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2024 and 2023, the Company recognized$1,120,355 and $464,636 revenue that was included in contractual liabilities as of January 1, 2024 and 2023, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	December 31, 2024	December 31, 2023
Accounts receivable, net	$4,688,322	$6,530,801
Less: accounts receivable, net, held for discontinued operation	(1,406,457)	(4,031,557)
Accounts receivable, net, held for continuing operation	3,281,865	2,499,244

Contractual liabilities	$4,202,001	$3,394,044
Less: contractual liabilities, held for discontinued operation	(80,696)	(945,543)
Contractual liabilities, held for continuing operation	4,121,305	2,448,501

Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of property, plant and equipment, manufacturing waste treatment processing fees, shipping cost and inventory write-downs.

Advertising and promotional expenses

Advertising related expenses, including promotion expenses and production costs of marketing materials, are charged to the consolidated statements of comprehensive loss as incurred, and amounted to $3,569,176 and $1,424,561 for the continuing operation, and $154,883 and $796,705 for the discontinued operation for the years ended December 31, 2024 and 2023, respectively.

Government subsidies

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2015 through 2024. For the years ended December 31, 2024 and 2023, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2024 or 2023. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Foreign currency translation and transaction

The consolidated financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of the Company’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CAE, CEGE and Antric Gmbh is the EUR, and CEGL and the Company’s other subsidiaries in US and Hongkong except for Simachinery HK is the USD. The functional currency of Cenntro Electric CICS, SRL was Dominican Peso(“DOP”). The functional currency of Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. was Colombian Peso (“COP”). The functional currency of Cenntro Elektromobilite Araçlar A.Ş was Turkish Lira(“TRY”). The functional currency of Cennatic Energy S. de R.L. de C.V. was Mexican Peso(“PESO”).

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated financial statements are translated into USD from RMB, EUR, DOP, COP, TRY and PESO at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2024	2023
Period end USD: RMB exchange rate	7.2993	7.0999
Average USD: RMB exchange rate	7.1957	7.0809
Period end USD: EUR exchange rate	1.0351	1.1062
Average USD: EUR exchange rate	1.0820	1.0817

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

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2024 and 2023.

Long-lived assets
	December 31,
	2024	2023
PRC	$18,870,911	$19,900,770
US	8,544,239	19,730,650
Mexico	3,792,146	4,238,942
Europe	1,971,381	2,616,727
Dominican	395,569	808,346
Others	893	19,492
Total long-lived assets	33,575,139	47,314,927
Less: long-lived assets, held for discontinued operation	-	(387,475)
Long-lived assets, held for continuing operation	$33,575,139	$46,927,452

Share-based compensation expenses

The Company’s share-based compensation expenses are recorded in accordance with ASC 718.

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

Convertible promissory notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2023. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the consolidated statements of operations and comprehensive loss. We disclose the nature and terms, the income statement effects, the valuation methods and assumptions of the convertible promissory notes in Note 18 to our consolidated financial statements.

Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated statements of operations.

Operating lease

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term lease and not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants

Non-controlling Interest

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

Discontinued operations

The Company classify the results of a component (or group of components) to be disposed (“disposal group”) as a discontinued operation when the disposal group meets the held-for-sale criteria, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) and when the disposal group represents a strategic shift that has, or will have, a major effect on our operations and our financial results.

We report the operating results and cash flows related to the disposal group as discontinued operations for all periods presented in our consolidated statements of comprehensive loss and consolidated statements of cash flows, respectively

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or and financial position.

Recently issued accounting standards pronouncements

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As a result, the Company’s operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 since the fiscal year ended December 31, 2024.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the year ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Peter Z. Wang	70	Chief Executive Officer, Managing Director and Chairman of the Board
Edward Ye	34	Acting Chief Financial Officer
Wei Zhong	47	Chief Technology Officer
Ming He	54	Treasurer
Non-Executive Directors:
Yi Zeng (1)	69	Director
Jiawei “Joe” Tong (1)(2)(3)	61	Director
Benjamin B. Ge (1)(2)(3)	57	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

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

Edward Ye, has served as Cenntro’s Financial Director since December 2019 and became Acting Chief Financial Officer of the Company in March 2024. Prior to joining Cenntro, Mr. Ye was a Senior Associate at Deloitte Touche Tohmatsu Limited (“Deloitte”) from September 2012 to August 2017 where he assisted in the completion of initial public offerings in the US and Hong Kong. At Deloitte, Mr. Ye served a multitude of clients in industries such as education, manufacturing, energy and resources, retail, customer service, real estate, transportation, and telecommunications. Mr. Ye earned a Bachelor’s degree in Accounting from Hong Kong Baptist University and a Master of Science in Corporate Finance from Bayes Business School of the City, University of London, (formally known as, the Case Business School). He is also a CFA Charterholder.

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

Audit Committee. Our Audit Committee consists of  Yi Zeng, Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Ge is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of NASDAQ Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Mr. Ge qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our Compensation Committee consists of  Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

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

Nomination Committee. Our Nomination Committee consists of Jiawei “Joe” Tong and Benjamin B. Ge. Mr. Tong is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and beneficial owners of more than 10% of any class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are also required to furnish the Company with copies of all such filings.

Based solely on a review of the reports filed with the SEC, the Company believes that one or more Form 3 and 4 filings required under Section 16(a) were not timely filed during the fiscal year ended December 31, 2024. The Company is in the process of gathering information regarding the specific transactions and dates involved and intends to file the necessary reports once the details have been confirmed.

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

For the year ended December 31, 2024, Cenntro’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Peter Z. Wang, Chief Executive Officer;

•	Edward Ye, Acting Chief Financial Officer;

•	Ming He, Treasurer; and

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

Summary Compensation Table:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total($)
Peter Z. Wang	2024	350,000		1,234,596	(1)		1,584,596
Chief Executive Officer	2023	350,000	0	1,234,596	(1)	0	1,584,596

Edward Ye	2024(2)	85,368		71,660	(3)		157,028
Acting Chief Financial Officer	2023	59,314		71,660	(3)		130,974

Ming He	2024	250,000		53,774	(4)		303,774
Treasurer	2023	250,000		53,774	(4)		303,774

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

(2)
On March 1, 2024, our Board appointed Mr. Edward Ye as Acting Chief Financial Officer of the Company. Mr. Edmond Cheng served as Chief Financial Officer prior to his resignation from the Company on March 1, 2024.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2024 for each of our Named Executive Officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Peter Z. Wang Chief Executive Officer	17,859	11,906	-	18.4800	May 03, 2027	11,906	131,728	-	-
	222,766	97,469	-	16.8000	May 03, 2032	97,469	1,396,926	-	-
Edward Ye Acting Chief Financial Officer	13,750	6,250	-	16.8000	May 03, 2032	6,250	89,575	-	-
	21,469	-	-	30.9182	December 31, 2029	-	-	-	-
Ming He Treasurer	10,318	4,682	-	16.8000	May 03, 2032	4,682	67,102	-	-
	89,454	-	-	2.7947	March 07, 2026	-	-	-	-

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

Employment Agreement with Edward Ye

On March 1, 2024, the Board appointed Edward Ye, the corporate controller of the Company to serve as the Company’s acting CFO with annual compensation of US$91,555 to fill the vacancy created by Mr. Cheng effective as of March 1, 2024.

Mr. Ye, age 34, is a seasoned financial executive who joined the Company in 2019 as Financial Director to the Company before becoming acting CFO. Prior to joining the Company, Mr. Ye was a Senior Associate at Deloitte Touche Tohmatsu Limited (“Deloitte”) from September 2012 to August 2017 where he assisted in the completion of initial public offerings in the US and Hong Kong. At Deloitte, Mr. Ye served a multitude of clients in industries such as education, manufacturing, energy and resources, retail, customer service, real estate, transportation, and telecommunications. Mr. Ye earned a Bachelor’s degree in Accounting from Hong Kong Baptist University and a Master of Science in Corporate Finance from Bayes Business School of the City, University of London, (formally known as, the Case Business School).

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

Annual Cash Bonuses

None of Cenntro’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2024.

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

As of the date of this Annual Report, options to purchase a total of 1,723,042 shares of Common Stock were outstanding under the 2023 Plan. As of the date of this Annual Report, options to purchase an aggregate of 2,202,248 shares of Common Stock have been granted and 5,147 shares of Common Stock have been issued under the 2023 Plan.

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

Transactions. If we are involved in a merger or other reorganization, outstanding awards will be subject to the agreement of merger or reorganization. Subject to compliance with applicable tax laws, such agreement will provide for (1) the continuation of the outstanding awards by us, if we are a surviving corporation, (2) the assumption or substitution of the outstanding awards by the surviving corporation or its parent or subsidiary, (3) immediate vesting, exercisability, and settlement of the outstanding awards followed by their cancellation, or (4) settlement of the intrinsic value of the outstanding awards (whether or not vested or exercisable) in cash, cash equivalents, or equity (including cash or equity subject to deferred vesting and delivery consistent with the vesting restrictions applicable to such award or the underlying shares) followed by cancellation of such awards.

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

Percentage ownership is based on 30,866,614 shares of Common Stock outstanding as of March 27, 2025.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% Shareholders:
-
Directors and Executive Officers:
Peter Z. Wang (2)	7,395,060	24.0%
Edward Ye (3)	35,219	*	%
Wei Zhong (4)	161,017	*	%
Jiawei “Joe” Tong (5)	10,000	*	%
Ming He (6)	99,772	*	%
Yi Zeng	-	-%
Benjamin B. Ge (7)	39,780	*	%
All current directors and executive officers as a group (seven persons) (7)	7,740,848	25.1%

*	Represents beneficial ownership of less than 1%.

1)	Unless otherwise indicated, the address for each beneficial owner listed in the table above is c/o Cenntro Inc., 501 Okerson Road, Freehold, New Jersey 07728.

2)
Consists of (i) 6,539,994 Acquisition Shares held of record by Cenntro Enterprise Limited, (ii) 614,441 Acquisition Shares held of record by Trendway Capital Limited, each of which is wholly owned by Mr. Peter Wang, and (iii) 240,625 shares of Common Stock that Mr. Wang has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options granted under the 2023 Plan. Mr. Wang has voting and dispositive power over the securities held by each entity and as a result may be deemed to beneficially own the securities of such entities. Each of Cenntro Enterprise Limited and Trendway Capital Limited received such Acquisition Shares presented above following the closing of the Combination, pursuant to the Distribution.

3)	Consists of 35,219 shares of Common Stock that Mr. Ye has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options granted under the 2023 Plan.

4)	Consists of 161,017 shares of Common Stock that Mr. Zhong has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options under the 2023 Plan.

5)	Consists of 10,000 shares of Common Stock that Mr. Tong has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options granted under the 2023 Plan

6)	Consists of 99,772 shares of Common Stock that Mr. He has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options granted under 2023 Plan.

7)
Consists of 29,780 shares of Common Stock beneficially owned by Mr. Ge, and 10,000 shares of Common Stock that Mr. Ge has the right to acquire from us within 60 days of March 20, 2025, pursuant to the exercise of stock options granted under the 2023 Plan.

8)
Consists of (i) 7,184,215 shares of Common Stock beneficially owned by our directors and executive officers and (ii) 556,633 shares of Common Stock underlying outstanding options, exercisable within 60 days of March 20, 2025.

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

Cost of Fees and Services

The following table sets forth fees billed to us by our current independent auditor GGF for the year ended December 31, 2024 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2023
Audit fees	$388,200	$1,012,781
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$388,200	$1,012,781

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of GGF, independent auditors, are filed herewith.

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

3.2
Amended and Restated Bylaws of Cenntro Inc., dated November 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).

10.1
Scheme Implementation Agreement, dated September 8, 2023, between CEGL and Cenntro Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).

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

10.5+
Employment Agreement, dated as of August 20, 2017, by and between Mr. Ming He and Cenntro Automotive Group Limited (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, File No. 001-38544, filed with the SEC on April 1, 2024).

10.6
Entrustment Agreement, dated December 4, 2021, by and between Cenntro Electric Group, Inc. and Cedar Europe GmbH (incorporated by reference to Exhibit 10.21 to the Company’s Report of Foreign Private Issuer on Form 6-K, File No. 001-38544, filed with the SEC on January 5, 2022).

10.7
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

10.9
Lease Agreement, dated January 20, 2022, by and between Jax Industrial One, Ltd., as Landlord, and Cenntro Automotive Corporation, as Tenant, (incorporated by reference to Exhibit 4.26 to the Annual Report on Form 20-F filed by the registrant on April 25, 2022).

10.10
First Lease Amendment, dated as of February 17, 2022, by and among Jax Industrial One, Ltd., as Landlord, Cenntro Automotive Corporation, as Tenant, and Cenntro Electric Group Limited, as Guarantor, (incorporated by reference to Exhibit 4.27 to the Annual Report on Form 20-F filed by the registrant on April 25, 2022).

10.11
Share and Loan Purchase Agreement, dated as of December 13, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 16, 2022).

10.12
Placement Agency Agreement, dated as of July 20, 2022, by and between Cenntro Electric Group Limited and Univest Securities, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.13
Securities Purchase Agreement, dated as of July 20, 2022, by and among Cenntro Electric Group Limited and certain accredited investors, (incorporated by reference to Exhibit 10.2 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

14.1	Cenntro Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).
19	Cenntro Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, File No. 001-38544, filed with the SEC on April 1, 2024).
21.1	List of Subsidiaries.
24.1	Powers of Attorney (the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97
Cenntro Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, File No. 001-38544, filed with the SEC on April 1, 2024).

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
Edward Ye
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints Peter Z. Wang and Edward Ye, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter Z. Wang	Chairman of the Board and Chief Executive Officer	April 1, 2025
Peter Z. Wang	(Principal Executive Officer)

/s/ Edward Ye	Acting Chief Financial Officer	April 1, 2025
Edward Ye	(Principal Financial and Accounting Officer)

/s/ Benjamin B. Ge	Director	April 1, 2025
Benjamin B. Ge

/s/ Jiawei “Joe” Tong	Director	April 1, 2025
Jiawei “Joe” Tong

/s/ Yi Zeng	Director	April 1, 2025
Yi Zeng

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cenntro Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cenntro Inc. (the “Company”) and its subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2023.

Guangzhou, People's Republic of China

April 1, 2025

CENNTRO INC.
CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. dollars, except for the number of shares)

	Note		December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents			$12,547,168	$28,792,055
Restricted cash, current			273,291	196,170
Short-term investment	4		5,505	4,236,588
Accounts receivable, net	5		3,281,865	2,499,244
Inventories	6		24,012,504	29,180,670
Prepayment and other current assets	7		18,075,415	19,317,804
Amounts due from related parties - current	24		11,729	287,439
Assets held for sale, current	1(d	)	7,708,969	20,417,469
Total current assets			65,916,446	104,927,439

Non-current assets:
Long-term time deposit			700,000	-
Long-term investments	8		3,710,663	4,596,552
Investment in equity securities	9		26,604,319	26,158,474
Property, plant and equipment, net	10		17,401,006	20,401,521
Goodwill			-	223,494
Intangible assets, net	11		6,225,302	6,872,011
Right-of-use assets	17		9,948,831	19,653,920
Other non-current assets, net	12		2,059,747	2,169,928
Assets held for sale, non-current	1(d	)	-	534,651
Total non-current assets			66,649,868	80,610,551

Total Assets			$132,566,314	$185,537,990

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	13		$5,135,710	$4,881,573
Short-term loans and current portion of long-term loans	15		249,614	-
Accrued expenses and other current liabilities	14		3,647,503	3,303,285
Contractual liabilities	2(q	)	4,121,305	2,448,501
Operating lease liabilities, current	17		3,426,067	4,194,136
Convertible promissory notes	18		9,952,000	9,956,000
Contingent liabilities			-	26,669
Deferred government grant, current			100,060	108,717
Amounts due to related parties	24		26,226	10,468
Liabilities held for sale, current	1(d	)	2,455,539	4,369,887
Total current liabilities			29,114,024	29,299,236

Non-current liabilities:
Long-term loans	15		362,386	-
Contingent liabilities non-current			-	230,063
Deferred tax liabilities	16		171,558	228,086
Deferred government grant, non-current			1,776,957	1,929,733
Derivative liability - investor warrant	18		12,137,087	12,189,508
Derivative liability - placement agent warrant	18		3,455,829	3,456,578
Operating lease liabilities, non-current	17		7,588,971	16,339,619
Total non-current liabilities			25,492,788	34,373,587

Total Liabilities			$54,606,812	$63,672,823

Commitments and contingencies	23

EQUITY
Common stock (No par value; 30,866,614 and 30,828,778 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	20		-	-
Additional paid in capital			405,757,103	402,337,393
Accumulated deficit			(318,890,314)	(274,023,501)
Accumulated other comprehensive loss			(9,029,499)	(6,444,485)
Total equity attributable to shareholders			77,837,290	121,869,407
Non-controlling interests			122,212	(4,240)
Total Equity			$77,959,502	$121,865,167
Total Liabilities and Equity			$132,566,314	$185,537,990

The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

			For the Years Ended December 31,
	Note		2024	2023

Net revenues	2(q	)	$31,297,393	$10,425,659
Cost of goods sold			(23,688,846)	(8,808,257)
Gross profit			7,608,547	1,617,402

OPERATING EXPENSES:
Selling and marketing expenses			(7,364,678)	(4,175,784)
General and administrative expenses			(26,321,333)	(32,964,644)
Research and development expenses			(5,160,803)	(7,721,459)
Provision for credit losses			(393,873)	-
Impairment of goodwill			(209,130)	-
Total operating expenses			(39,449,817)	(44,861,887)

Loss from operations			(31,841,270)	(43,244,485)

OTHER EXPENSE:
Interest (expense) income, net			(183,662)	402,414
Gain on redemption of convertible promissory notes			-	12,507
(Loss) gain from long-term investments	8		(299,772)	70,759
Change in fair value of convertible promissory notes and derivative liability			7,194	75,341
Change in fair value of equity securities			1,019,285	(2,600,721)
Foreign currency exchange gain (loss), net			44,481	(941,995)
Loss from acquisition in relation to the revaluation of the previously held equity interest			(149,872)	(136,302)
Loss from early termination of lease contract			(2,218,120)	-
Gain (loss) on exercise of warrants			900	(228,903)
(Loss) gain from cross-currency swaps			(9,463)	8,664
Other (expense) income, net			(518,150)	521,709
Net loss from continuing operations before taxes			(34,148,449)	(46,061,012)
Income tax benefit (expense)	16		35,524	(8,988)
Net loss from continuing operations			(34,112,925)	(46,070,000)

Discontinued operations:
Loss from discontinued operations, net of tax			(10,795,692)	(8,290,755)

Net loss			(44,908,617)	(54,360,755)
Less: net loss attributable to non-controlling interests			(41,804)	(161,430)
Net loss attributable to the Company’s shareholders			$(44,866,813)	$(54,199,325)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment			(2,627,692)	(1,162,080)
Unrealized holding gains and losses for available-for-sale securities			41,712	-
Total comprehensive loss			(47,494,597)	(55,522,835)

Less: total comprehensive loss attributable to non-controlling interests			(42,770)	(185,997)
Total comprehensive loss to the Company’s shareholders			$(47,451,827)	$(55,336,838)

Weighted average number of shares outstanding, basic and diluted*			30,841,396	30,424,686

Loss per common share
Continuing operations - Basic and Diluted			(1.08)	(1.51)
Discontinued operations - Basic and Diluted			(0.37)	(0.27)
Net loss per common share - basic and diluted			(1.45)	(1.78)

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

 CENNTRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

		Common Stock	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares *	Amount
Balance as of December 31, 2022	30,084,199	$-	$397,497,817	$(219,824,176)	$(5,306,972)	$172,366,669	$(477,135)	$171,889,534
Share-based compensation	-	-	5,230,273	-	-	5,230,273	-	5,230,273
Net loss	-	-	-	(54,199,325)	-	(54,199,325)	(161,430)	(54,360,755)
Acquisition of 35% of CAE’s equity interests	-	-	(2,558,882)	-	-	(2,558,882)	658,892	(1,899,990)
Exercise of warrants	360,710	-	2,168,185	-	-	2,168,185	-	2,168,185
Fractional shares issued due to reverse stock split	383,869	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,137,513)	(1,137,513)	(24,567)	(1,162,080)
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	3,370,634	-	-	3,370,634	-	3,370,634
Net loss	-	-	-	(44,866,813)	-	(44,866,813)	(41,804)	(44,908,617)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Exercise of warrants	37,819	-	49,076	-	-	49,076	-	49,076
Unrealized holding gains and losses for available-for-sale securities	-	-	-	-	41,712	41,712	-	41,712
Capital contribution from noncontrolling interest holders	-	-	-	-	-	-	16	16
Foreign currency translation adjustment	-	-	-	-	(2,626,726)	(2,626,726)	(966)	(2,627,692)
Balance as of December 31, 2024	30,866,614	$-	$405,757,103	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502

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

CENNTRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Expressed in U.S. dollars, except for number of shares)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,908,617)	$(54,360,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,010,863	1,670,980
Amortization of operating lease right-of-use asset	4,638,315	4,495,244
Impairment of property, plant and equipment	-	431,319
Written-down of inventories	6,462,514	658,622
Provision for credit losses	393,873	-
Impairment of goodwill	209,130	-
Gain on redemption of convertible promissory notes	-	(12,507)
(Gain) loss on exercise of warrants	(900)	228,903
Changes in fair value of convertible promissory notes and derivative liabilities	(7,194)	(75,341)
Changes in fair value of equity securities	(1,019,285)	2,600,721
Foreign currency exchange loss, net	1,118,313	1,527,077
Share-based compensation expense	3,370,634	5,230,273
Loss from disposal of plant and equipment	248,472	55,391
Loss from early termination of lease contract	2,218,120	-
Loss from long-term investments	293,658	1,377,760
Income from short-term investment	(89,992)	(22,918)
Loss from acquisition in relation to the revaluation of the previously held equity interest	149,872	136,302
Deferred income taxes	(47,851)	(15,931)

Changes in operating assets and liabilities:
Accounts receivable	1,258,199	(5,871,181)
Inventories	7,927,826	(12,178,463)
Prepayment and other assets	(195,403)	(4,624,168)
Amounts due from/to related parties	289,221	11,799
Accounts payable	1,027	3,100,835
Accrued expense and other current liabilities	(1,707,980)	(1,325,504)
Contractual liabilities	491,082	2,516,789
Operating lease liabilities	(4,466,209)	(4,012,410)
Net cash used in operating activities	(21,362,312)	(58,457,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment	-	(880,932)
Purchase of convertible note from Acton	-	(600,000)
Purchase of short-term investment	(4,169,142)	(4,236,740)
Purchase of long-term time deposit	(700,000)	-
Proceeds from maturities of short-term investment	8,433,719	-
Purchase of land, plant and equipment	(846,115)	(7,636,020)
Purchase of land use rights and property	-	(1,114,943)
Acquisition of CAE’s equity interests	-	(1,924,557)
Acquisition of Antric Gmbh’s equity interests	-	(1)
Cash acquired from acquisition of Antric Gmbh	-	1,376
Net of cash acquired of 60% of Hezhe’s equity interests	(355,400)	-
Cash dividend received from equity method investments	55,573	-
Proceeds from disposal of property, plant and equipment	79,475	3,661
Redemption and cash dividend received from the equity securities investment	1,573,441	-
Net cash provided by (used in) investing activities	4,071,551	(16,388,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	662,836	-
Repayments of bank loans	(50,836)	(601,476)
Loans proceed from third parties	708,832	-
Repayment of loans from third parties	(90,000)	-
Redemption of convertible promissory notes	-	(47,534,119)
Net cash provided by (used in) financing activities	1,230,832	(48,135,595)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(551,480)	(1,543,990)

Net decrease in cash, cash equivalents and restricted cash	(16,611,409)	(124,524,904)
Cash, cash equivalents and restricted cash at beginning of year	29,571,897	154,096,801
Cash, cash equivalents and restricted cash at end of year	$12,960,488	$29,571,897

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	12,547,168	28,792,055
Restricted cash	273,291	196,170
Cash, cash equivalents and restricted cash at end of year, included in the assets held for sale	140,029	583,672
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	12,960,488	29,571,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$577,442	$1,468,397
Income tax paid	$-	$4,797

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$49,076	$2,168,185
Non-cash capital injection to Robostreet by i-Chassis	$-	$250,000
Convention from debt to equity interest of HW Electro Co., Ltd.	$-	$1,000,000
Non-cash recognition of new leases	$-	$14,947,878

  The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

(a)	Historical and principal activities

Cenntro Inc. or the Company was incorporated in the State of Nevada on March 9, 2023, under The Nevada Revised Statutes (the “NRS”). As a holding company with no material operations of its own, Cenntro Inc. conducts operations through its subsidiaries in the United States, Australia, Europe, Mexico, Hong Kong, the Dominican Republic, and in the People’s Republic of China, which are referred to as the PRC or China.

Cenntro Automotive Group Limited (“CAG Cayman”) was formed in the Cayman Islands on August 22, 2014. CAG Cayman was the former parent of Cenntro (as defined below), prior to the closing of the Combination (as defined below).

On March 22, 2013, Cenntro Motor Corporation (“CMC”) was registered in the State of Delaware.  CMC conducted business to design and develop electric utility vehicles.

On January 28, 2014, Cenntro Automotives Group Limited (“CAG BVI”) was formed in British Virgin Islands to conduct electric vehicle (“EV”) related business worldwide outside of U.S.A. On January 29, 2014, CAG BVI acquired CMC. CMC changed its name from “Cenntro Motor Corporation” to “Cenntro Motors Corporation” on August 5, 2014, and further changed from “Cenntro Motors Corporation” to “Cenntro Automotive Corporation”(“CAC”) on October 7, 2014. CAC’s operations include corporate affairs, administrative, human resources, global marketing and sales, after-market support, homologation, and quality assurance. CAC also leases and operates facilities in Freehold, New Jersey, including the Company’s corporate headquarters, and Jacksonville, Florida facility.

Cenntro Automotive Group Limited (“CAG HK”) was established by CAG Cayman on February 15, 2016 in Hong Kong. CAG HK is a non-operating, investment holding company, which conducts business through its subsidiaries in mainland China and Hong Kong.

Cenntro Electric Group, Inc. (“CEGI”) was incorporated in the state of Delaware by CAG Cayman on March 9, 2020.

Cenntro Electric Group Limited, formerly known as Naked Brand Group Limited (“NBG”), was incorporated in Australia on May 11, 2017. NBG changed its name to Cenntro Electric Group Limited  on December 30, 2021, in connection with the closing of the Combination. Cenntro Electric Group Limited changed its name to Cenntro Electric Group Pty Limited (“CEGL”) on June 14, 2024.

On March 23, 2022 and January 31, 2023, CEGI entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. For information of the Share Purchase Agreements, see Note 3 of the Company 2023 Form 10-K, “Business Combination”.
On December 16, 2022, Cenntro Electric Group (Europe) GmbH (“CEGE”) invested in Antric GmbH (“Antric”) and became a 25% shareholder of Antric. On August 31, 2023, CAE acquired the remaining 75% shares of Antric and took Antric as a subsidiary of the Company. On August 31, 2023, the Company completed the acquisition with Antric GmbH in Germany. For information of the Share Purchase Agreements, see Note 3 of the Company 2023 Form 10-K, “Business Combination”.

On June 23, 2021, the Company invested RMB2,000,000 (approximately $273,999) in Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) to acquire 20% of its equity interest. On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest. For information of the equity investing agreement, see Note 3 “Business Combination”.

CAC, CEGI and CAG HK and their consolidated subsidiaries are collectively known as “Cenntro”, Cenntro Inc., CEGL, Cenntro and its subsidiaries are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

The Company is an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. The commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications.

(b)	Reverse recapitalization

On December 30, 2021, the Company consummated a stock purchase transaction (the “Combination”) pursuant to that certain stock purchase agreement, dated as of November 5, 2021 (the “Acquisition Agreement”) by and among CEGL (at the time, NBG), CAG Cayman, CAC, CEGI and CAG HK.

(c)	Redomiciliation of CEGL

On February 27, 2024, CEGL completed the redomiciliation of CEGL in accordance with the scheme implementation agreement, between CEGL and Cenntro (the “Redomiciliation”). As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and as a result of CEGL becoming a subsidiary of the Company.

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

(d)	Discontinued Operations - CEGE, CAE and Cenntro EV Center Italy S.R.L

The Company has decided to restructure its European operations by phasing out the existing subsidiary-based direct sales model and implementing a centralized dealership distribution system. This strategic shift aims to appoint qualified regional distributors with proven market penetration capabilities, thereby reducing reliance on maintaining local operational entities.

Concurrently, the Company is reallocating capital and managerial resources to accelerate growth in its core markets of North America and Asia.

As a result of this strategic shift, three European subsidiaries: “CEGE”, Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R. (“the disposal group”) were scheduled for structured dissolution.

Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the consolidated balance sheets at December 31, 2024 and 2023. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$140,029	$583,672
Accounts receivable, net	1,406,457	4,031,557
Inventories	4,983,432	14,728,894
Prepayment and other current assets	1,035,486	1,073,346
Long-term investment	89,533	-
Other non-current assets	54,032	-
Total current assets classified as held for sale	7,708,969	20,417,469

Long-term investment	-	89,432
Intangible assets, net	-	1,770
Right-of-use assets	-	385,705
Other non-current assets, net	-	57,744
Total non-current assets classified as held for sale	-	534,651

Accounts payable	$1,534,467	$1,916,279
Accrued expenses and other current liabilities	809,773	960,602
Contractual liabilities	80,696	945,543
Operating lease liabilities, current	30,603	547,463
Total Liabilities classified as held for sale	$2,455,539	$4,369,887

The key components of loss from discontinued operations for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
	2024	2023
Net revenues	$3,766,417	$11,654,246
Cost of goods sold	(9,103,978)	(11,013,388)
Gross profit (loss)	(5,337,561)	640,858

Selling and marketing expenses	(2,488,122)	(3,692,989)
General and administrative expenses	(2,737,938)	(2,804,142)
Research and development expenses	(399,002)	(747,782)
Impairment loss of property, plant and equipment	-	(431,319)
Total operating expenses	(5,625,062)	(7,676,232)

Loss from discontinued operations	(10,962,623)	(7,035,374)

Income (loss) from long-term investments	6,114	(1,448,519)
Foreign currency exchange loss, net	39,291	93,214
Other income, net	121,526	99,924
Loss from discontinued operations, net of tax	$(10,795,692)	$(8,290,755)

As of December 31, 2024, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Teemak Power Corporation(1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”) (2)	June 16, 2011	PRC	100% owned by Cenntro Inc.
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”) (2)	July 12, 2012	PRC	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric GmbH	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak changed its name to Bison Motors Inc.

(2)	As of the issuance date of this report on Form 10-K, Sinomachinery Zhejiang and Cenntro Machinery were in the process of being deregistered.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries.

All intercompany balances and transactions have been eliminated in consolidation and combination.

(b)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company continually evaluates these estimates and assumptions based on the most recently available information, historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, estimates and judgments applied in determination of provision for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and due to related parties, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, other current liabilities, bank loans and amount due from and due to related parties, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

(d)	Business Combinations

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(e)	Cash and cash equivalents and restricted cash

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash consists of cash restricted as to withdrawal or use. Such restricted cash relates to cross-currency swap guarantees card.

(f)	Long-term time deposits

Long-term time deposits comprise of deposits placed with certain bank with a maturity of one to three years. As of December 31, 2024 and 2023, $700,000 and nil, respectively, was pledged with banks as security in relation to the guarantee for the long-term bank loans and restricted to use (Note 15).

(g)	Accounts receivable and allowance for credit losses

Accounts receivable are recognized and carried at net realizable value.

The Company adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2023 and interim periods therein. Management used an expected credit loss model for the impairment of accounts receivable as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Allowance for credit losses balance are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

The Company's financial assets subject to the CECL model mainly include accounts receivable, a component of the prepaid expenses and other current assets, a component of other non-current assets and debt security investments.

For the years ended December 31, 2023 and 2024, allowance of credit losses made by the Company were mainly generated from accounts receivable.

(h)	Inventories

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

(i)	Available-for-sale investments and debt security investments

The Company’s available-for-sale investment consist of wealth management products purchased from banks and convertible loans. The Company’s short-term available-for-sale investment are classified as short-term investments on the consolidated balance sheets based on the contractual maturity date which is less than one year. The wealth management products purchased from banks are stated at the net asset value.

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

The Company accounted for credit losses on AFS debt securities in accordance with ASC 326-30, Financial Instruments—Credit Losses. Under ASC 326-30, the Company evaluates AFS debt securities at each reporting date to determine whether a decline in fair value below amortized cost is attributable to credit-related factors or non-credit factors. If a credit-related impairment is identified, the Company records an allowance for credit losses through earnings, limited to the difference between amortized cost and fair value. Non-credit related declines remain in accumulated other comprehensive income. If credit quality improves, previously recognized credit losses are reversed through earnings, up to the amount of prior allowance. The Company assesses credit risk based on issuer financial health, market conditions, and macroeconomic factors.

If the Company determines that it is more likely than not that it will be required to sell an AFS debt security before recovery of its amortized cost, or if the security is deemed uncollectible, the Company writes off the full carrying amount of the security. In such cases, any previously recorded allowance for credit losses is removed, and the full impairment is recognized as a loss in earnings.

(j)	Derivative financial instruments

The Company used cross-currency swap contracts to manage its exposures to movements in foreign exchange rates primarily related to the RMB or Renminbi. The use of these derivative financial instruments modifies the Company’s exposure to these risks with the goal of reducing the risk or cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivative contracts.

Depending on the nature of the underlying risk being hedged, these derivative financial instruments are accounted for either as cash flow, net investment or mark to market hedges against changes in the value of the hedged item. Derivatives are recorded in the Consolidated Balance Sheets at fair value. The fair value is based upon either market quotes for actively traded instruments or independent bids for nonexchange traded instruments. The accounting for changes in fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship. The Company determines whether a derivative instrument meets the criteria for cash flow or net investment hedge accounting treatment on the date the derivative is executed. Derivatives accounted for as mark to market hedges are not designated as hedges for accounting purposes.

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2024, all of the cross-currency swap contracts were accounted for as economic hedges.

(k)	Investment in equity securities

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

(l)	Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Estimated useful lives are as follows:

Land	Infinite
Plant and building	20 years
Machinery and equipment	5-10 years
Office equipment	5 years
Motor vehicles	3-5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives

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

(m)	Intangible assets, net

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets are amortized using the straight-line approach over the estimated economic useful lives of the assets as follows:

Category	Estimated useful life
Land use rights	45.75-50 years
Software	3 years
Technology	5 years
Trademark	5 years

(n)	Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. Impairment loss for long-lived assets of nil and $431,319 were recorded in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(o)	Goodwill

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

Impairment loss for goodwill of $209,130 and nil was recorded for the years ended December 31, 2024 and 2023.

(p)	Long-term investment

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(q)	Revenue recognition

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

The promised warranty does not provide the clients with a service in addition to the assurance that the product complies with agreed-upon contract specifications and is considered an assurance warranty. The warranty is not considered separate performance obligations and no revenue is associated with these services under ASC 606. Historically, the Company has not experienced material costs for quality assurance and, therefore, does not believe an accrual for these costs is necessary.

Revenue is recognized upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services, excluding amounts collected on behalf of third parties (for example, value added taxes).

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the years ended December 31, 2024 and 2023. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Vehicles sales	$31,658,358	$20,344,889
Spare-parts sales	2,977,323	1,554,311
Other service income	428,129	180,705
Net revenues	35,063,810	22,079,905
Less: Net revenues, discontinued operation	(3,766,417)	(11,654,246)
Net revenues, continuing operation	$31,297,393	$10,425,659

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2024	2023
Primary geographical markets
America	$20,888,931	$1,056,195
Europe	9,485,770	16,218,398
Asia	4,579,104	4,805,312
Others	110,005	-
Net revenues	35,063,810	22,079,905
Less: Net revenues, discontinued operation	(3,766,417)	(11,654,246)
Net revenues, continuing operation	$31,297,393	$10,425,659

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2024 and 2023, the Company recognized $1,120,355 and $464,636 revenue that was included in contractual liabilities as of January 1, 2024 and 2023, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	December 31, 2024	December 31, 2023
Accounts receivable, net	$4,688,322	$6,530,801
Less: accounts receivable, net, held for discontinued operation	(1,406,457)	(4,031,557)
Accounts receivable, net, held for continuing operation	3,281,865	2,499,244

Contractual liabilities	$4,202,001	$3,394,044
Less: contractual liabilities, held for discontinued operation	(80,696)	(945,543)
Contractual liabilities, held for continuing operation	4,121,305	2,448,501

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(r)	Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of property, plant and equipment, manufacturing waste treatment processing fees, shipping cost and inventory write-downs.

(s)	Advertising and promotional expenses

Advertising related expenses, including promotion expenses and production costs of marketing materials, are charged to the consolidated statements of comprehensive loss as incurred, and amounted to $3,569,176 and $1,424,561 for the continuing operation, and $154,883 and $796,705 for the discontinued operation for the years ended December 31, 2024 and 2023, respectively.

(t)	Government subsidies

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

(u)	Income taxes

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2015 through 2024. For the years ended December 31, 2024 and 2023, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2024 or 2023. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

(v)	Foreign currency translation and transaction

The consolidated financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of the Company’s PRC subsidiaries is the Renminbi (“RMB”). The functional currency of CAE, CEGE and Antric Gmbh is the EUR, and CEGL and the Company’s other subsidiaries in US and Hongkong except for Simachinery HK is the USD. The functional currency of Cenntro Electric CICS, SRL was Dominican Peso(“DOP”). The functional currency of Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. was Colombian Peso (“COP”). The functional currency of Cenntro Elektromobilite Araçlar A.Ş was Turkish Lira(“TRY”). The functional currency of Cennatic Energy S. de R.L. de C.V. was Mexican Peso(“PESO”).

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated financial statements are translated into USD from RMB, EUR, DOP, COP, TRY and PESO at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2024	2023
Period end USD: RMB exchange rate	7.2993	7.0999
Average USD: RMB exchange rate	7.1957	7.0809
Period end USD: EUR exchange rate	1.0351	1.1062
Average USD: EUR exchange rate	1.0820	1.0817

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(w)	Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive loss are required to be reported in a financial statement that is presented with the same prominence as other financial statements. For the years presented, comprehensive loss includes net loss, the gain/loss from available for sale debt investments and the foreign currency translation changes.

(x)	Segments

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

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2024 and 2023.

Long-lived assets
	December 31,
	2024	2023
PRC	$18,870,911	$19,900,770
US	8,544,239	19,730,650
Mexico	3,792,146	4,238,942
Europe	1,971,381	2,616,727
Dominican	395,569	808,346
Others	893	19,492
Total long-lived assets	33,575,139	47,314,927
Less: long-lived assets, held for discontinued operation	-	(387,475)
Long-lived assets, held for continuing operation	$33,575,139	$46,927,452

(y)	Share-based compensation expenses

The Company’s share-based compensation expenses are recorded in accordance with ASC 718.

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

(z)	Convertible promissory notes

The Company has elected the fair value option to account for its convertible promissory notes issued during 2022. In accordance with ASC 825, the convertible promissory notes are marked-to-market at each reporting date with changes in fair value recorded as a component of other income (expense), in the consolidated statements of operations and comprehensive loss. We disclose the nature and terms, the income statement effects, the valuation methods and assumptions of the convertible promissory notes in Note 18 to our consolidated financial statements.

(aa)	Derivative liability

Warrants recorded as liabilities at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liability remeasured every reporting period with any change to fair value recorded in the consolidated statements of operations.

(ab)	Operating lease

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

(ac)	Non-controlling Interest

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(ad)	Discontinued operations

The Company classify the results of a component (or group of components) to be disposed (“disposal group”) as a discontinued operation when the disposal group meets the held-for-sale criteria, is disposed of by sale or is disposed of other than by sale (e.g. abandonment) and when the disposal group represents a strategic shift that has, or will have, a major effect on our operations and our financial results.

We report the operating results and cash flows related to the disposal group as discontinued operations for all periods presented in our consolidated statements of comprehensive loss and consolidated statements of cash flows, respectively.

(ae)	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or and financial position.

(af)	Recently issued accounting standards pronouncements

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As a result, the Company’s operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 since the fiscal year ended December 31, 2024.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 3 – BUSINESS COMBINATION

Acquisition of Hangzhou Hezhe’s equity interest

On June 23, 2021, the Company invested RMB2,000,000 (approximately $273,999) in Hangzhou Hezhe to acquire 20% of its equity interest. On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest, with the cash consideration amounted to RMB3,704,307 (approximately $511,638), and the share transfer was completed on May 21, 2024. The fair value of previously held equity interest is RMB1,234,769 (approximately $170,546) at the acquisition date. As of December 31, 2024, the Company held 80% of equity interest in Hangzhou Hezhe in total.

The transaction constitutes a business combination for accounting purposes and is accounted for using the acquisition method under ASC 805. Cenntro Inc. is deemed to be the accounting acquirer and the assets and liabilities of Hangzhou Hezhe are recorded at the fair value as of the date of the closing. The Company completed the valuations necessary to assess the fair value of the acquired assets and liabilities and the non-controlling interests with the assistance from an independent valuation firm, resulting from which the amounts of goodwill were determined and recognized as of the respective acquisition dates. Loss of $149,872 from this acquisition was recognized for the year ended December 31, 2024 due to the difference between the carrying value of the equity method investment and its fair value as at the closing date.

The following was a summary of the fair values of the assets acquired and liabilities assumed. RMB: USD exchange rate of 7.2401 as of April 30, 2024 was applied:

	As of May 21, 2024
	RMB	USD	Amortization Period
Current assets (1)	7,592,974	1,048,739
Property and equipment	1,383,600	191,102	3 - 10 years
Goodwill	48,514	6,701
Current liabilities	(2,822,703)	(389,871)
Deferred tax liabilities	(28,539)	(3,941)
Noncontrolling interest	(1,234,769)	(170,546)
Total	4,939,077	682,184

(1)	Current assets acquired primarily included cash and cash equivalent of $156,237, inventories of $887,447 and other current assets of $5,055.

NOTE 4 – SHORT-TERM INVESTMENTS

	December 31, 2024	December 31, 2023
Available-for-sale investment (1)	$-	$4,227,947
Derivative financial instruments (2)	5,505	8,641
Total short-term investments	5,505	4,236,588
Less: short-term investments, held for discontinued operations	-	-
Short-term investments, held for continuing operations	$5,505	$4,236,588

(1)	Available-for-sale investment represented wealth management products purchased from banks, for which the contractual maturity dates are more than three months and less than one year.

(2)	Derivative financial instruments represented cross-currency swap the Company bought to manage its exposures to movements in foreign exchange rates primarily related to the RMB.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$6,706,364	$8,443,069
Less: provision for credit losses	(2,018,042)	(1,912,268)
Total accounts receivable, net	4,688,322	6,530,801
Less: accounts receivable, net, held for discontinued operations	(1,406,457)	(4,031,557)
Accounts receivable, net, held for continuing operations	$3,281,865	$2,499,244

The changes in the provision for credit losses were as follows:

	For the Years Ended December 31,
	2024	2023
Balance at the beginning of the year	$1,912,268	$1,961,034
Additions	393,873	-
Write-off	(174,198)	(108,288)
Foreign exchange	(113,901)	59,522
Balance at the end of the year	$2,018,042	$1,912,268

NOTE 6 - INVENTORIES

Inventories were summarized as follows:

	December 31, 2024	December 31, 2023
Raw material	$10,071,694	$11,568,791
Work-in-progress	1,395,282	1,494,441
Goods in transit	129,821	3,774,310
Finished goods	25,655,019	30,576,355
Inventories, gross	37,251,816	47,413,897
Less: Inventory valuation allowance	(8,255,880)	(3,504,333)
Total inventories, net	28,995,936	43,909,564
Less: inventories, net, held for discontinued operations	(4,983,432)	(14,728,894)
Inventories, net, held for continuing operations	$24,012,504	$29,180,670

The changes in inventory valuation allowance were as follows:

	For the Years Ended December 31,
	2024	2023
Balance at the beginning of the year	$3,504,333	$3,218,765
Addition during the year	6,462,514	658,622
Write-off (1)	(1,626,613)	(316,274)
Foreign exchange	(84,354)	(56,780)
Balance at the end of the year	$8,255,880	$3,504,333

(1)	As Cenntro Machinery was in the process of being deregistered as of December 31, 2024, inventories was disposed with the corresponding inventory valuation allowance written-off.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 7 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Advance to suppliers	$13,435,558	$12,579,554
Deductible input value added tax	5,284,726	6,238,040
Receivable from a third party (1)	-	1,000,000
Others	390,617	573,556
Total prepayment and other current assets	19,110,901	20,391,150
Less: prepayment and other current assets, held for discontinued operations	(1,035,486)	(1,073,346)
Prepayment and other current assets, held for continuing operations	$18,075,415	$19,317,804

(1)
Receivable from a third party represented the redemption receivable of equity investment in Micro Money Fund SPC. The Company redeemed the investment of $1,000,000 in November 2023 and received the payment in January 2024.

NOTE 8 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	December 31, 2024	December 31, 2023
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,068,951	$2,127,062
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) (2)	-	407,778
Able 2rent GmbH (DEU) (3)	89,533	89,432
Total equity method investment, net	2,158,484	2,624,272
Less: equity method investment, net, held for discontinued operations	(89,533)	(89,432)
Equity method investment, net, held for continuing operations	$2,068,951	$2,534,840

(1)
On September 25, 2022, the Company invested RMB15,400,000(approximately $2,169,045) in Entropy Yu to acquire 99.355% of the partnership entity's equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. For the years ended December 31, 2024 and 2023, the Company recognized investment loss of $4 and investment gain of $4, based on its proportionate share of equity interest.

(2)
On June 23, 2021, the Company invested RMB2,000,000 (approximately $273,999) in Hangzhou Hezhe to acquire 20% of its equity interest. On January 24, 2024, the Company received dividend of RMB400,000 (approximately $55,573). On May 8, 2024, the Company entered an agreement to acquire 60% of Hangzhou Hezhe’s equity interest, with the consideration of RMB3,704,307 (approximately $511,638). As of December 31, 2024, Hangzhou Hezhe became a subsidiary of the Company.

(3)	For the years ended December 31, 2024 and 2023, the Company recognized investment gain of $6,114 and investment loss of $7,998, respectively, based on its proportionate share of equity interest.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	December 31, 2024	December 31, 2023
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Robostreet Inc. (2)	-	450,000
Total equity investment without readily determinable fair values, net	1,000,000	1,450,000
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,000,000	$1,450,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company is holding 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest as of December 31, 2024.

(2)
On July 12, 2023, the Company entered into a share sale and purchase agreement with Robostreet Inc., to acquire 176 shares of Robostreet Inc.’s for a total of 14.97% of its equity interest with a consideration of cash of $200,000 and three models of programmable smart chassis for an aggregate value of $250,000. On August 5, 2024, the two parties entered into an amendment to share sale and purchase agreement, by revising the total purchase consideration to a cash payment of $200,000 only, which is 78 shares for a total of 7.24% of its equity interest. As of December 31, 2024, the Company recognized impairment of $200,000 of this investment.

(c)	Debt security investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August, 2023, the Company has paid total amount of $600,000 to the Issuer. The balance of debt investments, held for continuing operations was $641,712 and $611,712, respectively, as of December 31, 2024 and December 31, 2023. On August 30, 2024, the two parties made amendment to the purchase agreement to reduce the total purchase price from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 9 – INVESTMENT IN EQUITY SECURITIES

As of December 31, 2023, the balance consisted of the following two equity investments:

	December 31, 2024	December 31, 2023
MineOne Fix Income Investment I L.P (1)	$26,604,319	$26,060,355
Micro Money Fund SPC	-	98,119
Total investment in equity securities	26,604,319	26,158,474
Less: investment in equity securities, held for discontinued operations	-	-
Investment in equity securities, held for continuing operations	$26,604,319	$26,158,474

(1)
On October 12, 2022, the Company entered into a subscription agreement with MineOne Partners Limited, a partnership incorporated in the British Virgin Islands, for purchase of $25 million partnership shares in MineOne Fix Income Investment I LP (“MineOne”), over which MineOne Partners Limited is the General Partner. The Company held 100% of the limited partnership equity of MineOne and was entitled to a fixed return of 5% per annum on the investment amount, and had the rights to sell all or any portion of its partnership interest after the second anniversary of the investment if the Company gave at least ten business days’ prior notice to the General Partner and received the consent of General Partner. MineOne focuses on private credit loans, convertible bridge, and personal factoring. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity fund is measured at fair value with gains and losses recognized in earnings.

For the years ended December 31, 2024 and 2023, the Company made redemption of $73,441 and $1,000,000 of investment in Micro Money Fund SPC, and recognized loss of the redemption part of $24,679 and $1,361,713, respectively.

For the years ended December 31, 2024 and 2023, the Company received distribution of $500,000 and nil of investment in MineOne.

For the years ended December 31, 2024 and 2023, the Company recorded upward adjustments $1,043,963 and downward adjustments of $1,239,008 for changes in fair value of both equity investments, held for continuing operations, respectively.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
At cost:
Plant and building	$13,272,630	$13,814,192
Land	1,063,270	1,063,270
Machinery and equipment	3,575,885	3,437,783
Leasehold improvement	2,129,632	3,957,462
Office equipment	2,497,514	2,179,269
Motor vehicles	1,412,266	1,106,055
Construction in progress	418,340	531,249
Total	24,369,537	26,089,280
Less: accumulated depreciation	(6,019,046)	(4,677,525)
Impairment	(949,485)	(1,010,234)
Property, plant and equipment, net	17,401,006	20,401,521
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$17,401,006	$20,401,521

Depreciation expenses charged to the continuing operations for the years ended December 31, 2024 and 2023 were $1,588,642 and $1,456,984, respectively. There’s no depreciation expense of discontinued operations for the years ended December 31, 2024 and 2023.

Impairment charged to the discontinued operations for the years ended December 31, 2024 and 2023 were nil and $431,319, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 11 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2024	December 31, 2023
At cost:
Land use right	$5,431,507	$5,584,050
Trademark	757,693	809,738
Technology	687,306	734,517
Software	115,035	118,350
Total	6,991,541	7,246,655
Less: accumulated amortization	(766,239)	(372,874)
Intangible assets, net	6,225,302	6,873,781
Less: intangible assets, net, held for discontinued operations	-	(1,770)
Intangible assets, net, held for continuing operations	$6,225,302	$6,872,011

Amortization expenses charged to the continuing operations for the years ended December 31, 2024 and 2023 were $422,221 and $213,996, respectively.

NOTE 12 – OTHER NON-CURRENT ASSETS, NET

	December 31, 2024	December 31, 2023
Deferred cost	$197,535	$203,083
Deposit (1)	1,281,167	1,071,974
Long-term prepayment (2)	635,077	952,615
Total other non-current assets	2,113,779	2,227,672
Less: other non-current assets, held for discontinued operations	(54,032)	(57,744)
Other non-current assets, held for continuing operations	$2,059,747	$2,169,928

(1)	The balance mainly consisted of the rental deposit.

(2)	The balance mainly represented a six-year period liability insurance for the existing officers and directors in connection with the closing of the Combination.

NOTE 13 – ACCOUNTS PAYABLE

	December 31, 2024	December 31, 2023
Professional fees payable	$2,861,695	$2,678,254
Payable to suppliers	3,697,743	3,998,062
Others	110,739	121,536
Total accounts payable	6,670,177	6,797,852
Less: accounts payable, held for discontinued operations	(1,534,467)	(1,916,279)
Accounts payable, held for continuing operations	$5,135,710	$4,881,573

NOTE 14 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	December 31, 2024	December 31, 2023
Accrued litigation compensation	$1,761,275	$1,773,007
Other taxes payable	624,404	732,685
Accrued expenses	411,941	961,914
Interest-free loan from third parties (1)	626,516	-
Employee payroll and welfare payables	271,147	621,605
Credit card payable	111,703	106,650
Others	650,290	68,026
Total accrued expenses and other current liabilities	4,457,276	4,263,887
Less: accrued expenses and other current liabilities, held for discontinued operations	(809,773)	(960,602)
Accrued expenses and other current liabilities, held for continuing operations	$3,647,503	$3,303,285

(1)
This mainly represented the loan from Nearr Enterprise and Polar Pay Ltd.. On January 24, 2024, the Company entered an agreement with Nearr Enterprise to borrow $450,000, which was interest-free and due on January 23, 2025. As of December 31, 2024, $90,000 was repaid and the remaining balance  was repaid as of the issuance date of the report. On April 30, 2024, the Company entered an agreement with Polar Pay Ltd. to borrow $258,832, which was interest-free and due on April 29, 2025.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 15 – SHORT-TERM AND LONG-TERM BANK LOANS

						As of December 31 2024		As of December 31, 2023
Bank and other financial institution		Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana	(1)	10.00%	April and June 2024	April and June 2029	$449,164	$86,778	$362,386	$-	$-
Bank of Multiple Promerica Republic Dominicana	(2)	10.00%	June and July 2024	January 2025	162,836	162,836	-	-	-
Total borrowings					612,000	249,614	362,386	-	-
Less: borrowings, held for discontinued operations					-	-	-	-	-
Borrowings, held for continuing operations					$612,000	$249,614	$362,386	$-	$-

(1)
On April 30, 2024 and June 21, 2024, the Company borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. The Company should repay the loan monthly in five years after the month the loans were borrowed. As of December 31, 2024, principal amount of $50,836 was repaid. The loan was guaranteed by bank deposit of $500,000, which was due on October 30, 2024 and would extend to the maturity date of the loan.

(2)
In April 2024, the Company was granted bank facility of DOP10,000,000(approximately $165,781) or equivalent USD from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, with the contract term of five years. During the term of this agreement, the facility shall be reviewed on each annual calendar date.. In June and July 2024, the Company borrowed $162,836 under the credit line, which was due in January 2024 and repaid as of the issuance date of this report. The loan was guaranteed by bank deposit of $200,000, which was due on June 12, 2024 and would extend to the maturity date of the loan.

NOTE 16 - INCOME TAXES

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

State corporate income tax rate was 0% and 9% in Nevada and New Jersey.

Europe

Subsidiaries in Germany, Spain, Italy, Netherlands and Turkey are subject to a tax rate of 15.825%, 25%, 24%, 19% and 25%, respectively.

Hong Kong

In accordance with the relevant tax laws and regulations of Hong Kong, a company registered in Hong Kong is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong, which is 8.25% for the first HK$2.0 million profits, and 16.5%  for the subsequent profits, it is exempted from the Hong Kong income tax on its foreign-derived income. CEGI’s subsidiaries, CAG HK and Sinomachinery HK, are registered in Hong Kong as intermediate holding companies, subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. Payments of dividends from Hong Kong subsidiaries to CEGI are not subject to any Hong Kong withholding tax.

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Jiangsu Tooniu Tech Co. Limited and Hangzhou Hengzhong Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 5% in 2024.

Dominican Republic

Cenntro Electric CICS, SRL is subject to a tax rate of 27%.

Mexico

Cennatic Energy S. de R.L. de C.V. is subject to a tax rate of 30%.

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% and 30% for the year ended December 31, 2024 and 2023, respectively.

(1)	Income taxes

Income tax benefit for year ended December 31, 2024 was $35,524 and income tax expenses for the year ended December 31, 2023 was $8,988.
	December 31, 2024	December 31, 2023

Current tax expense	$12,327	$24,919
Deferred tax (benefit)expense	(47,851)	(15,931)
Total tax (benefit)expense	(35,524)	8,988
Less: tax expense of discontinued operation	-	-
Tax (benefit)expense of continuing operation	$(35,524)	$8,988

The components of losses before income taxes are summarized as follows:

	For the Years Ended December 31,
	2024	2023
PRC	$(16,182,770)	$(8,291,573)
US	(11,440,101)	(14,349,845)
Europe	(14,244,854)	(10,839,504)
Australia	(1,406,267)	(19,225,749)
Others	(1,670,149)	(1,645,096)
Total losses before income taxes	(44,944,141)	(54,351,767)
Less: losses before income taxes for discontinued operations	(10,795,692)	(8,290,755)
Losses before income taxes for continuing operations	$(34,148,449)	$(46,061,012)

As the main business operations were concentrated in China, PRC statutory income tax rate was applied. The actual income tax expense reported in the consolidated statements of operations and comprehensive loss for years ended December 31, 2024 and 2023 differs from the amount computed by applying the PRC statutory income tax rate to income before income taxes due to the following:

	For the Years Ended December 31,
	2024	2023
Loss before provision for income tax	$(44,944,141)	$(54,351,767)
PRC statutory income tax rate	25%	25%
Income tax expense at the PRC statutory rate	(11,236,035)	(13,587,942)
Effect of preferential tax rate	121,460	1,535,761
Effect of international tax rates	999,558	123,766
Effect of non-deductible expenses	34,568	569,327
Effect of research and development deduction	(316,368)	(1,261,231)
Fair value change of warrant liability	1,035	60,799
Impairment loss of goodwill	55,874	-
Effect of valuation allowance	10,304,384	12,568,508
Total income tax (benefit) expense	$(35,524)	$8,988
Effective income tax rate	0%	0%

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 16 - INCOME TAXES (CONTINUED)

(2)	Deferred taxes liabilities, net

The tax effects of temporary differences that give rise to the deferred income tax liabilities balances as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Impairment loss	$4,701,765	$3,561,625
Change in fair value of financial instrument	1,183,965	947,916
Amortization of research and experimental expenses in United States	1,073,895	943,938
Net operating loss carry forwards	43,534,620	37,396,163
Total deferred income tax assets	50,494,245	42,849,642
Valuation allowance	(50,494,245)	(42,849,642)
Deferred income tax assets, net	$-	$-

Deferred tax liabilities:
Assets valuation increase from acquisition	(171,558)	(228,086)
Total deferred tax liabilities	(171,558)	(228,086)

Net deferred tax liabilities	(171,558)	(228,086)

The valuation allowances as of December 31, 2024 and 2023 were provided for the deferred income tax assets of certain subsidiaries, which were at cumulative loss positions. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable.

For entities incorporated in Hong Kong, net losses of $2,002,083 can be carried forward indefinitely.

For entities incorporated in the U.S., federal net operating losses of $46,801,652 can be carried forward indefinitely subject to a limitation in utilization against 80% of annual taxable income. Federal net operating losses of $3,740,668, $1,430,246, $744,848, and $1,512,798 will expire if unused by 2035, 2036, 2037 and 2038, respectively.

For entities incorporated in the PRC, net losses can be carried forward for five years.  PRC net losses of $43,487,216  were available to offset future taxable income. Net losses of $ 2,204,845, $5,393,901, $10,451,706, $13,134,121 and $12,302,644 will expire, if unused, by 2025, 2026, 2027, 2028 and 2029 respectively.

For entities incorporated in German, net losses of $36,868,377 can be carried forward indefinitely.

For entities incorporated in Australia, net losses of $43,035,759 can be carried forward indefinitely.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefits. The Company does not believe that its uncertain tax benefits position will materially change over the next twelve months.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 17 - LEASES

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

A summary of lease cost of continuing operations recognized in the Company’s consolidated statements of operations and comprehensive loss were as follows:

	For the Years Ended December 31,
	2024	2023
Operating leases cost excluding short-term lease expenses	$4,254,303	$4,142,512
Short-term lease expenses	433,205	643,602
Total	$4,687,508	$4,786,114

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$3,955,966	$3,439,964
Weighted average remaining lease term	4.28 years	6.27 years
Weighted average discount rate	7.58%	6.41%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of December 31, 2024:

For the years ending December 31,	Operating Leases
2025	$3,546,015
2026	3,064,911
2027	3,076,037
2028	1,129,556
2029	821,913
2030 and thereafter	1,312,714
Total lease payments	12,951,146
Less: imputed interest	1,936,108
Total	11,015,038
Less: current portion	3,426,067
Non-current portion	$7,588,971

A summary of lease cost of discontinued operations recognized in the Company’s consolidated statements of operations and comprehensive loss were as follows:

	For the Years Ended December 31,
	2024	2023
Operating leases cost excluding short-term rental expense	$509,552	$603,047
Short-term lease cost	427,390	166,292
Total	$936,942	$769,339

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$511,628	$572,446
Weighted average remaining lease term	-	0.88 years
Weighted average discount rate	3.18%	2.52%

The following table summarizes the maturity of lease liabilities held for discontinued operations under operating leases as of December 31, 2024:

For the year ending December 31,	Operating Leases
2025	$30,603
Total lease payments	30,603
Less: imputed interest	-
Total	30,603
Less: current portion	30,603
Non-current portion	$-

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 18 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

Convertible Promissory Note

On July 20, 2022, the Company issued to investors convertible promissory note (“Note”) in the aggregate principal amount of $61,215,000 due on July 19, 2023, unless earlier repurchased, converted or redeemed. On January 3, 2023, August 11, 2023, January 17, 2024 and December 23, 2024, the Company and the investors made amendment to extend the due date to July 19, 2023, January 19, 2024, January 19, 2025 and January 19, 2026, respectively. The Note bears interest at a rate of 8% per annum, and the net proceed after deducting issuance expenses was $54,069,000.

The main terms of the Note are summarized as follows:

Conversion feature

At any time after the issue date until the Note is no longer outstanding, this Note shall be convertible, in whole or in part, into common stock at the option of the holder, at any time and from time to time.

Redemption feature

If the Company shall carry out one or more subsequent financings in excess of $25,000,000 in gross proceeds, the holder shall have the right to (i) require the Company to first use up to 10% of the gross proceeds of such subsequent financing if the aggregate outstanding principal amount of the Note is in excess of $30,000,000 and (ii) require the Company to first use up to 20% of the gross proceeds of such subsequent financing if the outstanding principal amount of the Note is $30,000,000 or less to redeem all or a portion of this Note for an amount in cash equal to the Mandatory Redemption Amount equal to 1.08 multiplied by the sum of principal amount subject to the mandatory redemption, plus accrued but unpaid interest, plus liquidated damages, if any, and any other amounts.

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

The movement of Note during the year ended December 31, 2024 are as follows:

Liability component
As of December 31, 2022	$57,372,827
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	(47,546,626)
Fair value change recognized	129,799
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	(4,000)
As of December 31, 2024	$9,952,000

The estimated fair value of the Note as of December 31, 2024 and 2023 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 18 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	December 31, 2024	December 31, 2023
Face value principal payable	$9,953,381	$9,953,381
Original conversion price	$1.2375 per share	$1.2375 per share
Interest Rate	8.00%	8.00%
Expected term (years)	1.05	1.05
Volatility	59.62%	53.46%
Market yield (range)	9.24%	13.93%
Risk free rate	4.33%	4.69%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2026	January 19, 2025

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares of the Company (after the “Share Consolidation”) *,with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

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

The movement of warrants during the year ended December 31, 2024 and 2023 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2022	1,011,751	14,334,104	247,333	3,456,404
Exercise of warrants	(137,941)	(1,939,282)	-	-
Fair value change recognized	-	(205,314)	-	174
As of December 31, 2023	873,810	$12,189,508	247,333	$3,456,578
Exercise of warrants	(3,583)	(49,976)	-	-
Fair value change recognized	-	(2,445)	-	(749)
As of December 31, 2024	870,227	$12,137,087	247,333	$3,455,829

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	December 31, 2024	December 31, 2023
Expected term (years)	2.55	3.55
Volatility	62.78%	72.11%
Risk free rate	4.32%	3.91%
Expected expiry date	July 19, 2027	July 19, 2027

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 19 - SHARE-BASED COMPENSATION

On the Implementation Date, and pursuant to the Scheme, Cenntro Inc. assumed CEGL’s obligations with respect to the settlement of the options that were issued by CEGL prior to the Implementation Date pursuant to CEGL’s amended and restated 2016 incentive stock option plan and 2022 stock incentive plan (the “Share Option Plans”) by way adoption of a new incentive plan, the Company’s 2023 equity incentive plan (the “2023 Plan”).

Following the Implementation Date, no new options will be issued under the Share Option Plans. The Company has assumed CEGL’s obligations with respect to the settlement of incentive options that were previously issued by CEGL under the 2023 Plan.

Incentive Stock Option Limit: the maximum number of Common Stock that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2023 Plan is 30,000,000 shares of Common Stock.

For the years ended December 31, 2024 and 2023, the total share-based compensation expenses were comprised of the following:

	For the Years Ended December 31,
	2024	2023
General and administrative expenses	$2,921,063	$4,630,230
Selling and marketing expenses	98,836	193,939
Research and development expenses	350,735	406,104
Total	$3,370,634	$5,230,273

A summary of share options activity for the years ended December 31, 2024 and 2023 were as follows:

	Number of Share Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2022(After the “Share Consolidation”) *	2,160,337	14.38	5.99	721,210
Granted	-	-
Exercised	-	-
Forfeited	(116,125)	16.80
Expired	(19,111)	13.09
Outstanding at December 31, 2023 (After the “Share Consolidation”)*	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(109,325)	16.95
Expired	(182,738)	16.94
Outstanding at December 31, 2024 (After the “Share Consolidation”)*	1,733,052	13.80	3.65	-
Expected to vest at December 31, 2024 (After the “Share Consolidation”)*	256,184	16.88	7.11	-
Exercisable as of December 31, 2024 (After the “Share Consolidation”)*	1,476,868	13.24	3.04	-

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
NOTE 19 - SHARE-BASED COMPENSATION (CONTINUED)

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Years Ended December 31,
	2024	2023
Expected volatility	83.41%~86.57%	83.41%~86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$16.80	$16.80

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of December 31, 2024, there was approximately $3,765,457 of total unrecognized compensation cost from continuing operations related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 1.25 years.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 20 - COMMON STOCK AND RESTRICTED NET ASSETS

Common stock

As of December 31, 2022, the issued and outstanding ordinary shares are 30,084,199. During the year ended December 31, 2023, investor warrants were exercised via cashless option by the investors for 360,710 ordinary shares of the Company. On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. 383,869 ordinary shares were issued during the shares consolidation. As of December 31, 2023, the issued and outstanding ordinary shares are 30,828,778.

During the year ended December 31, 2024, investor warrants were exercised via cashless option by the investors for 37,819 ordinary shares of the Company. With Fractional shares of 17 issued due to reverse stock split, as of December 31, 2024, the issued and outstanding ordinary shares are 30,866,614.

Restricted net assets

A significant portion of the Company’s operations are conducted through its PRC (excluding Hong Kong) subsidiaries. Due to restrictions on the distribution of share capital from the Company’s subsidiaries in PRC, total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were $nil as of December 31, 2024.

NOTE 21 - NET LOSS PER SHARE

Basic and diluted net loss per share for each of the year presented were calculated as follows:

	For the Years Ended December 31,
	2024	2023
Numerator:
Net loss from continuing operations attributable to the Company’s shareholders	$(34,071,121)	$(46,065,760)
Net loss from discontinued operations attributable to the Company’s shareholders	(10,795,692)	(8,133,565)
Net loss attributable to the Company’s shareholders	(44,866,813)	(54,199,325)
Denominator:
Weighted average common stock used in computing basic and diluted loss per share *	30,841,396	30,424,686

Basic and diluted net loss from continuing operations per share	(1.08)	(1.51)

Basic and diluted net loss from discontinued operations per share	(0.37)	(0.27)

Basic and diluted net loss per share	$(1.45)	$(1.78)

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

The Company incurred losses for the years ended December 31, 2024 and 2023, no potential common stock were anti-dilutive and excluded from the calculation of diluted net loss per share of the Company.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 22 - CONCENTRATIONS

Continuing operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024			Year ended December 31, 2023
Customer	Amount		% of Total	Amount	% of Total
A	$	*	*	$2,473,388	24%
Total		-	-	2,473,388	24%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of December 31, 2024 and 2023.

	As of December 31, 2024		As of December 31, 2023
Customer	Amount	% of Total	Amount		% of Total
A	$1,372,307	36%	$	*	*
Total	$1,372,307	36%		$-	-

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024		As of December 31, 2023
Customer	Amount	% of Total	Amount	% of Total
A	$823,522	20%	$825,442	34%
B	855,240	21%	855,240	35%
Total	$1,678,762	41%	$1,680,682	69%

(b)	Suppliers

For the years ended December 31, 2024 and 2023, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
Supplier	Amount	% of Total	Amount	% of Total
A	$4,518,174	23%	$7,799,901	29%
B	6,122,780	32%	3,088,580	12%
Total	$10,640,954	55%	$10,888,481	41%

*	Indicates below 10%.

For the years ended December 31, 2024 and 2023, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
Supplier	Amount	% of Total	Amount	% of Total
C	$767,767	15%	$545,627	11%
Total	$767,767	15%	$545,627	11%

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers , held for continuing operation as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024		As of December 31, 2023
Supplier	Amount	% of Total	Amount	% of Total
A	$4,812,746	36%	$1,280,302	10%
B	2,978,991	22%	2,880,875	24%
D	2,465,990	18%	2,535,247	21%
E	*	*	2,492,312	20%
Total	$10,257,727	76%	$9,188,736	75%

*	Indicates below 10%.

Discontinued operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for discontinued operation for the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024		Year ended December 31, 2023
Customer	Amount	% of Total	Amount		% of Total
C	$622,079	17%	$	*	*
D	536,131	14%		*	*
E	471,591	13%		*	*
F	*	*		3,501,965	30%
Total	$1,629,801	44%		$3,501,965	30%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of gross accounts receivable for discontinued operation for the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024		Year ended December 31, 2023
Customer	Amount	% of Total	Amount	% of Total
C	$207,020	15%	$-	-
G	1,158,196	82%	1,237,751	31%
Total	$1,365,216	97%	$1,237,751	31%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for discontinued operation as of December 31, 2024 and December 31, 2023.

	Year ended December 31, 2024			Year ended December 31, 2023
Customer	Amount		% of Total	Amount	% of Total
D	$	*	*	$772,024	82%
I		60,597	75%	-	-
J		13,725	17%	-	-
Total		$74,322	92%	$772,024	82%

*	Indicates below 10%.

(b)	Suppliers

For the years ended December 31, 2024 and 2023, there’s no suppliers, each of whom accounted for 10% or more of the Company’s total purchases of discontinued operation.

For the years ended December 31, 2024 and 2023, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of discontinued operation, were as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
Supplier	Amount	% of Total	Amount	% of Total
G	$530,942	35%	$567,410	30%
H	378,587	25%	424,172	22%
I	*	*	231,923	12%
Total	$909,529	60%	$1,223,505	64%

*	Indicates below 10%.

For the years ended December 31, 2024 and 2023, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s advance of suppliers, held for discontinued operation, were as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
Supplier	Amount	% of Total	Amount		% of Total
J	$12,918	13%	$	*	*
K	11,868	12%		*	*
L	*	*		110,620	34%
M	*	*		33,597	10%
Total	$24,786	25%		$144,217	44%

*	Indicates below 10%.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging CAE infringement of Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE derives directly from the CITELEC. The distribution of the METRO, therefore, allegedly infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17, 2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023. The judge did not give any legal assessment at the hearing. All parties have been granted deadlines for written pleadings. On January 29, 2025, CAE rejected the late delivered final writ by lawyers of Sevic, which should have been received by September 2, 2024. As of now, it is not possible to determine what the outcome of these proceedings will be.

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

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, we filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025.

As of the issuance date of this report on Form 10-K, there remains one ongoing civil litigation case between Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, and Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers; and the other two cases have been withdrawn:

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made, ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma was dissatisfied with this third judgment and filed an appeal on March 21, 2024. The appeal was dismissed and the original judgment was upheld by the Court on July 2, 2024.This case was finally settled on January 22, 2025 with Newlongma paid to Ronda the total net amount of $270,898.

On December 18, 2023, Zhejiang Sinomachinery Co., Ltd. filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total contract price of CNY461,800 (approximately $65,104) and interest under a disputed contract of sale. On April 17, 2024, the court made the judgement supporting plaintiff’s primary claims, ruling Tianxin to pay Zhejiang Sinomachinery CNY461,800 (approximately $65,104) plus interest and relevant legal expenses within 10 days. On July 3, 2024, the Court accepted Zhejiang Sinomachinery’s application for compulsory execution. On December 1, 2024, Sinomachinery transferred the claim of CNY461,800 against Tianxin, along with CNY20,000 in attorney fees, to Rongda

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“Cenntro”) demanding payment allegedly owed by Cenntro to MHP in the amount of $1,767,516.91 for unpaid invoices and $3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, Cenntro, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

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

On April 22, 2024, BRI 2240 North Lane Avenue, LLC filed a summons for eviction against Cenntro Automotive Group for default of rents on commercial leased property located in Duval County, Jacksonville, Florida. It is alleged that Cenntro was behind in rental payments to the landlord. As of the date of this report, both parties have reached a settlement and this case is closed.

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 24 - RELATED PARTY TRANSACTIONS

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary as of December 31, 2023. Since May 8, 2024, Hangzhou Hezhe became a subsidiary of the Company.
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and is the CEO of Cenntro Electric CICS, SRL

Related party transactions

During the years ended December 31, 2024 and 2023, the Company had the following material related party transactions for the continuing operation.

	For the Years Ended December 31,
	2024	2023
Interest income from a related party
Zhejiang RAP	$22,227	$12,767

Purchase of raw materials from related parties
Hangzhou Hezhe	3,760	233,536

Payment on the purchase of the raw materials
Hangzhou Hezhe	69,417	54,617

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	675,058	113,560

Reimbursement from a related party
Billy Rafael Romero Del Rosario	810,873	-

(1)	This was the payment to this related party for daily operating reimbursement with no interest and without expiration date.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)

NOTE 24 - RELATED PARTY TRANSACTIONS (CONTINUED)
Amounts due from Related Parties

The following table presents amounts due from related parties as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Hangzhou Hezhe (1)	$-	$178,019
Billy Rafael Romero Del Rosario (2)	-	109,420
Zhejiang RAP (3)	11,729	-
Total amounts due from related parties	11,729	287,439
Less: amounts due from related parties, held for discontinued operations	-	-
Amounts due from related parties, held for continuing operations	$11,729	$287,439

(1)	The balance mainly represents the prepayment for raw material to the related party.

(2)	The balance mainly represents the prepayment of operating fund to the related party.

(3)	The balance mainly represents the interest income receivable from the related party.

Amounts due to Related Parties - current

The following table presents amounts due to related parties as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Zhejiang RAP	$-	$10,468
Billy Rafael Romero Del Rosario (1)	26,226	-
Total amounts due to related parties	26,226	10,468
Less: amounts due to related parties, held for discontinued operations	-	-
Amounts due to related parties, held for continuing operations	$26,226	$10,468

(1)	The balance represented the payable of reimbursement to the replated party.

NOTE 25 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events with material financial impact on the consolidated financial statements.