Form 10-Q
period 2025-03-31
Cenntro Inc.
filed 2025-05-15
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
March 31, 2025
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

The registrant had 30,866,614 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of May 15, 2025.

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
●
the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2024, filed with the SEC on April 1, 2025 (the “Form 10-K”).

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)
			For the Three Months Ended March 31,
	Note		2025	2024

Net revenues	2(d	)	$2,143,058	$2,342,918
Cost of goods sold			(1,821,531)	(2,173,711)
Gross profit			321,527	169,207

OPERATING EXPENSES:
Selling and marketing expenses			(776,717)	(617,961)
General and administrative expenses			(4,934,168)	(5,916,071)
Research and development expenses			(784,178)	(1,509,921)
Total operating expenses			(6,495,063)	(8,043,953)

Loss from operations			(6,173,536)	(7,874,746)

OTHER INCOME (EXPENSE):
Interest (expense) income, net			(118,688)	73,242
Loss from long-term investments			(39)	(13,870)
Change in fair value of convertible promissory notes and derivative liability			(3,129)	(705)
Gain from early termination of lease contract			1,138	-
Change in fair value of equity securities			256,712	234,887
Foreign currency exchange gain (loss), net			404,191	(245,179)
(Loss) gain from cross-currency swaps			(36,140)	5,933
Other income, net			295,592	52,552
Net loss from continuing operations before taxes			(5,373,899)	(7,767,886)
Income tax benefit			11,632	11,990
Net loss from continuing operations			(5,362,267)	(7,755,896)

Discontinued operations:
Loss from discontinued operations, net of tax			(303,390)	(1,474,327)

Net loss			(5,665,657)	(9,230,223)
Less: net loss attributable to non-controlling interests			(11,321)	(72)
Net loss attributable to the Company’s shareholders			$(5,654,336)	$(9,230,151)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment			391,162	(1,001,245)
Unrealized holding gains for available-for-sale securities			7,500	-
Total comprehensive loss			(5,266,995)	(10,231,468)

Less: total comprehensive loss attributable to non-controlling interests			(10,977)	(144)
Total comprehensive loss to the Company’s shareholders			$(5,256,018)	$(10,231,324)

Weighted average number of shares outstanding, basic and diluted			30,866,614	30,828,794

Loss per common share
Continuing operations - basic and diluted			(0.17)	(0.25)
Discontinued operations - basic and diluted			(0.01)	(0.05)
Net loss per common share - basic and diluted			(0.18)	(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note		March 31, 2025	December 31, 2024
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents			$8,536,714	$12,547,168
Restricted cash, current			197,674	273,291
Short-term investment			-	5,505
Accounts receivable, net	3		3,096,130	3,281,865
Inventories	4		25,276,095	24,012,504
Prepayment and other current assets	5		18,098,574	18,075,415
Amounts due from related parties - current	19		11,798	11,729
Assets held for sale, current	1(d	)	7,723,541	7,708,969
Total current assets			62,940,526	65,916,446

Non-current assets:
Long-term time deposit			700,000	700,000
Long-term investments	6		3,730,271	3,710,663
Investment in equity security	7		26,861,031	26,604,319
Property, plant and equipment, net	8		17,593,328	17,401,006
Intangible assets, net	9		6,196,476	6,225,302
Right-of-use assets	14		9,332,719	9,948,831
Other non-current assets, net			1,987,621	2,059,747
Total non-current assets			66,401,446	66,649,868

Total Assets			$129,341,972	$132,566,314

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	10		$4,812,536	$5,135,710
Short-term loans and current portion of long-term loans	12		237,296	249,614
Accrued expenses and other current liabilities	11		3,935,863	3,647,503
Contractual liabilities	2(d	)	5,102,793	4,121,305
Operating lease liabilities, current	14		3,578,744	3,426,067
Convertible promissory notes	15		9,952,000	9,952,000
Deferred government grant, current			100,647	100,060
Amounts due to related parties	19		1,087,470	26,226
Liabilities held for sale, current	1(d	)	2,200,535	2,455,539
Total current liabilities			31,007,884	29,114,024

Non-current liabilities:
Long-term loans	12		339,307	362,386
Deferred tax liabilities	13		166,865	171,558
Deferred government grant, non-current			1,760,797	1,776,957
Derivative liability - investor warrant	15		12,139,517	12,137,087
Derivative liability - placement agent warrant	15		3,456,528	3,455,829
Operating lease liabilities, non-current	14		7,038,916	7,588,971
Total non-current liabilities			24,901,930	25,492,788

Total Liabilities			$55,909,814	$54,606,812

Commitments and contingencies	18

EQUITY
Common stock (No par value; 30,866,614 shares issued and outstanding as of March 31, 2025 and December 31, 2024)			-	-
Additional paid in capital			406,496,754	405,757,103
Accumulated deficit			(324,544,650)	(318,890,314)
Accumulated other comprehensive loss			(8,631,181)	(9,029,499)
Total equity attributable to shareholders			73,320,923	77,837,290
Non-controlling interests			111,235	122,212
Total Equity			$73,432,158	$77,959,502
Total Liabilities and Equity			$129,341,972	$132,566,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	906,327	-	-	906,327	-	906,327
Net loss	-	-	-	(9,230,151)	-	(9,230,151)	(72)	(9,230,223)
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,001,173)	(1,001,173)	(72)	(1,001,245)
Balance as of March 31, 2024	30,828,795	$-	$403,243,720	$(283,253,652)	$(7,445,658)	$112,544,410	$(4,384)	$112,540,026

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2024	30,866,614	$-	$405,757,103	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	739,651	-	-	739,651	-	739,651
Net loss	-	-	-	(5,654,336)	-	(5,654,336)	(11,321)	(5,665,657)
Unrealized holding gains for available-for-sale securities	-	-	-	-	7,500	7,500	-	7,500
Foreign currency translation adjustment	-	-	-	-	390,818	390,818	344	391,162
Balance as of March 31, 2025	30,866,614	$-	$406,496,754	$(324,544,650)	$(8,631,181)	$73,320,923	$111,235	$73,432,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(4,954,514)	$(8,864,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(519,893)	(327,589)
Cash dividend from long-term investment	-	55,645
Proceeds from disposal of property, plant and equipment	20,332	5,264
Proceeds from interest and redemption of equity securities	-	573,441
Net cash (used in) provided by investing activities	(499,561)	306,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	148,330	-
Repayments to bank loans	(183,727)	-
Loans proceed from third parties	561,886	-
Repayment of loans to third parties	(360,000)	-
Loans proceed from related parties	1,000,000	-
Net cash provided by financing activities	1,166,489	-

Effect of exchange rate changes on cash, cash equivalents and restricted cash	65,434	(429,029)

Net decrease in cash, cash equivalents and restricted cash	(4,222,152)	(8,987,144)
Cash, cash equivalents and restricted cash at beginning of period	12,960,488	29,571,897
Cash, cash equivalents and restricted cash at end of period	$8,738,336	$20,584,753

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	8,536,714	20,154,305
Restricted cash	197,674	329,185
Cash, cash equivalents and restricted cash at end of period, held for sale	3,948	101,263
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	8,738,336	20,584,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,138	$130,500
Income tax paid	$-	$-

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

On June 23, 2021, the Company invested RMB2,000,000 (approximately $276,239) in Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) to acquire 20% of its equity interest. On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest. For information of the equity investing agreement, see Note 3 “Business Combination”.

CAC, CEGI and CAG HK and their consolidated subsidiaries are collectively known as “Cenntro”; Cenntro Inc., CEGL, Cenntro and its subsidiaries are collectively known as the “Company”. The Company designs and manufactures purpose–built, electric commercial vehicles (“ECVs”) used primarily in last mile delivery and industrial applications.

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
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

As a result of this strategic shift, three European subsidiaries: CEGE, Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R. (“the disposal group”) were scheduled for structured dissolution.

Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the unaudited condensed consolidated balance sheets as of March  31, 2025 and December 31, 2024. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Cash and cash equivalents	$3,948	$140,029
Accounts receivable, net	1,422,392	1,406,457
Inventories	5,028,171	4,983,432
Prepayment and other current assets	1,119,293	1,035,486
Long-term investment	93,382	89,533
Other non-current assets	56,355	54,032
Total assets classified as held for sale	7,723,541	7,708,969

Accounts payable	$1,342,356	$1,534,467
Accrued expenses and other current liabilities	728,531	809,773
Contractual liabilities	129,648	80,696
Operating lease liabilities, current	-	30,603
Total Liabilities classified as held for sale	$2,200,535	$2,455,539

The key components of loss from discontinued operations for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net revenues	$97,252	$1,049,081
Cost of goods sold	(121,962)	(1,204,017)
Gross loss	(24,710)	(154,936)

Selling and marketing expenses	(67,539)	(698,802)
General and administrative expenses	(276,448)	(445,125)
Research and development expenses	(2,490)	(217,909)
Provision for credit losses	(22,176)	-
Total operating expenses	(368,653)	(1,361,836)

Loss from discontinued operations	(393,363)	(1,516,772)

Income from long-term investments	-	350
Foreign currency exchange loss, net	(21,398)	(114,038)
Other income, net	111,371	138,091
Loss from discontinued operations before taxes	(303,390)	(1,492,369)
Income tax benefit	-	18,042
Loss from discontinued operations, net of tax	$(303,390)	$(1,474,327)

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)
As of March 31, 2025, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Bison Motors Inc. (formerly known as “Teemak Power Corporation”) (1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric CICS, SRL	November 30, 2022	Santo Domingo, Dominican Republic	99% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”) (2)	June 16, 2011	PRC	100% owned by Cenntro Inc.
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”) (2)	July 12, 2012	PRC	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L.	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric GmbH	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak Power Corporation changed its name to Bison Motors Inc.

(2)	As of the issuance date of this report on Form 10-Q, Sinomachinery Zhejiang and Cenntro Machinery were in the process of being deregistered.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year or any future periods.

(b)	Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include estimates and judgments applied in determination of provision for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s unaudited condensed consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other expense in the unaudited condensed consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are: i) private equity funds, which represent the investment in equity security on the unaudited condensed consolidated balance sheet; ii) wealth management products purchased from banks, which represents the available-for-sale investments in short-term investments on the unaudited condensed consolidated balance sheet.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the three months ended March 31, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$1,837,054	$2,514,777
Spare-parts sales	242,276	828,785
Other service income	160,980	48,437
Net revenues	2,240,310	3,391,999
Less: Net revenues, discontinued operation	(97,252)	(1,049,081)
Net revenues, continuing operation	$2,143,058	$2,342,918

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.
	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$1,174,031	$1,104,475
Europe	803,269	1,661,619
America	263,010	625,905
Net revenues	2,240,310	3,391,999
Less: Net revenues, discontinued operation	(97,252)	(1,049,081)
Net revenues, continuing operation	$2,143,058	$2,342,918

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2025 and 2024, the Company recognized $374,384 and $890,646 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
	(Unaudited)
Accounts receivable, net	$4,518,522	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,422,392)	(1,406,457)
Accounts receivable, net, held for continuing operation	3,096,130	3,281,865

Contractual liabilities	$5,232,441	$4,202,001
Less: contractual liabilities, held for discontinued operation	(129,648)	(80,696)
Contractual liabilities, held for continuing operation	5,102,793	4,121,305

(e)	Recently issued accounting standards pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:
	March 31, 2025 (Unaudited)	December 31, 2024
Accounts receivable	$6,580,123	$6,706,364
Less: provision for credit losses	(2,061,601)	(2,018,042)
Total accounts receivable, net	4,518,522	4,688,322
Less: accounts receivable, net, held for discontinued operations	(1,422,392)	(1,406,457)
Accounts receivable, net, held for continuing operations	$3,096,130	$3,281,865

The changes in the provision for credit losses were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$2,018,042	$1,912,268
Additions	22,176	-
Write-off	(46,807)	(173,731)
Foreign exchange	68,190	(42,942)
Balance at the end of the period	2,061,601	1,695,595
Less: balance of held for discontinued operations	(1,575,737)	(1,207,428)
Balance of held for continuing operations	$485,864	$488,167

NOTE 4 - INVENTORIES

Inventories were summarized as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Raw material	$10,462,537	$10,071,694
Work-in-progress	1,764,497	1,395,282
Goods in transit	363,929	129,821
Finished goods	25,815,837	25,655,019
Inventories, gross	38,406,800	37,251,816
Less: Inventory valuation allowance	(8,102,534)	(8,255,880)
Total inventories, net	30,304,266	28,995,936
Less: inventories, net, held for discontinued operations	(5,028,171)	(4,983,432)
Inventories, net, held for continuing operations	$25,276,095	$24,012,504

The changes in inventory valuation allowance were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$8,255,880	$3,504,333
Write-off	(178,428)	(480)
Foreign exchange	25,082	(28,614)
Balance at the end of the period	$8,102,534	$3,475,239

NOTE 5 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$13,071,186	$13,435,558
Deductible input value added tax	5,756,125	5,284,726
Others	390,556	390,617
Total prepayment and other current assets	19,217,867	19,110,901
Less: prepayment and other current assets, held for discontinued operations	(1,119,293)	(1,035,486)
Prepayment and other current assets, held for continuing operations	$18,098,574	$18,075,415

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,081,059	$2,068,951
Able 2rent GmbH (DEU) (2)	93,382	89,533
Total equity method investment, net	2,174,441	2,158,484
Less: equity method investment, net, held for discontinued operations	(93,382)	(89,533)
Equity method investment, net, held for continuing operations	$2,081,059	$2,068,951

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,122,177) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $107,960) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method On March 22, 2022, CAE invested EUR100,000 (approximately $107,960) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of director.

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Total equity investment without readily determinable fair values, net	1,000,000	1,000,000
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,000,000	$1,000,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company is holding 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest as of March 31, 2025.

(c)	Debt security investments

On July 24, 2023 the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August, 2023, the Company has paid total amount of $600,000 to the Issuer. On August 30, 2024, the two parties made amendment to the purchase agreement to reduce the total purchase price from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000. The balance of debt investments, held for continuing operations was $649,212 and $641,712, respectively, as of March 31, 2025 and December 31, 2024.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INVESTMENT IN EQUITY SECURITY

Investment in equity security consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
MineOne Fix Income Investment I L.P (1)	$26,861,031	$26,604,319
Total investment in equity security	26,861,031	26,604,319
Less: investment in equity security, held for discontinued operations	-	-
Investment in equity security, held for continuing operations	$26,861,031	$26,604,319

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

For the three months ended March 31, 2025 and 2024, the Company received distribution of nil and $500,000 of investment in MineOne, respectively.

For the three months ended March 31, 2025 and 2024, the Company recorded upward adjustments $256,712 and $234,877 for changes in fair value of the equity investment, held for continuing operations, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31,2024
	(Unaudited)
At cost:
Plant and building	$13,387,052	$13,272,630
Land	1,063,270	1,063,270
Machinery and equipment	3,595,848	3,575,885
Leasehold improvement	2,420,372	2,129,632
Office equipment	2,773,030	2,497,514
Motor vehicles	1,541,470	1,412,266
Construction in progress	292,929	418,340
Total	25,073,971	24,369,537
Less: accumulated depreciation	(6,490,339)	(6,019,046)
Impairment	(990,304)	(949,485)
Property, plant and equipment, net	17,593,328	17,401,006
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$17,593,328	$17,401,006

Depreciation expenses charged to the continuing operations for the three months ended March 31, 2025 and 2024 were $447,510 and $385,144, respectively. There’s no depreciation expense of discontinued operations for the three months ended March 31, 2025 and 2024.

Impairment charged to the discontinued operations for the three months ended March 31, 2025 and 2024 were nil and nil, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
At cost:
Land use right	$5,463,392	$5,431,507
Trademark	790,267	757,693
Technology	716,854	687,306
Software	115,787	115,035
Total	7,086,300	6,991,541
Less: accumulated amortization	(889,824)	(766,239)
Intangible assets, net	6,196,476	6,225,302
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$6,196,476	$6,225,302

Amortization expenses charged to the continuing operations for the three months ended March 31, 2025 and 2024 were $102,791 and $105,397, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCOUNTS PAYABLE

	March 31, 2025	December 31, 2024
	(Unaudited)
Professional fees payable	$2,683,932	$2,861,695
Payable to suppliers	3,348,566	3,697,743
Others	122,394	110,739
Total accounts payable	6,154,892	6,670,177
Less: accounts payable, held for discontinued operations	(1,342,356)	(1,534,467)
Accounts payable, held for continuing operations	$4,812,536	$5,135,710

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	March 31,2025	December 31, 2024
	(Unaudited)
Accrued litigation compensation	$1,768,617	$1,761,275
Accrued interest for convertible promissory note	467,550	270,690
Other taxes payable	441,501	624,404
Accrued expenses	361,133	411,941
Loan from third parties(1)	832,206	626,516
Employee payroll and welfare payables	181,558	271,147
Credit card payable	164,568	111,703
Others	447,261	379,600
Total accrued expenses and other current liabilities	4,664,394	4,457,276
Less: accrued expenses and other current liabilities, held for discontinued operations	(728,531)	(809,773)
Accrued expenses and other current liabilities, held for continuing operations	$3,935,863	$3,647,503

(1)
This mainly represented the loan from Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Gregory Hancke Hurzzeitdarlehen and Meiya Xu. On April 30, 2024, February 10, 2025, March 31, 2025 and March 28, 2025, the Company entered agreements with Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc. and Hongbo Jin to borrow interest-free loans of $258,832, $200,000, $100,000  and $110,000, which were due on April 30, 2025, September 9, 2025, March 31, 2026 and March 27, 2026, respectively. On March 5, 2025, the Company entered an agreement with Gregory Hancke Hurzzeitdarlehen to borrow EUR93,112 (approximately $100,524), with interest rate of 7.5% per annum and due on December 31, 2025. On January 23,2025, the Company entered an agreement with Meiya Xu to borrow RMB400,000 (approximately $55,121), with the interest rate of 3.45% and due on January 23, 2026.

NOTE 12 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of March 31, 2025 (Unaudited)		As of December 31, 2024
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana (1)	10.00%	April and June 2024	April and June 2029	$428,273	$88,966	$339,307	$86,778	$362,386
Bank of Multiple Promerica Republic Dominicana (2)	10.00%	January and March 2025	May 2025	148,330	148,330	-	162,836	-
Total borrowings				576,603	237,296	339,307	249,614	362,386
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$576,603	$237,296	$339,307	$249,614	$362,386

(1)
On April 30, 2024 and June 21, 2024, the Company borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. The Company should repay the loan monthly in five years after the month the loans were borrowed. As of March 31, 2025, principal amount of $71,727 was repaid. The loan was guaranteed by bank deposit of $500,000, which was due on October 30, 2024 and would extend to the maturity date of the loan.

(2)
In April 2024, the Company was granted bank facility of DOP10,000,000(approximately $159,644) or equivalent USD from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, with the contract term of five years. During the term of this agreement, the facility shall be reviewed on each annual calendar date. As of March 31, 2025, principal amount of $162,835 was repaid. In January and March 2025, the Company borrowed $148,330 under the credit line, which would be repaid not exceed 180 days after the day the loans were borrowed. The loan was guaranteed by bank deposit of $200,000, which was due on June 12, 2024 and would extend to the maturity date of the loan.

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

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Jiangsu Tooniu Tech Co. Limited and Hangzhou Hengzhong Tech Co., Ltd qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 5%.

Dominican Republic

Cenntro Electric CICS, SRL is subject to a tax rate of 27%.

Mexico

Cennatic Energy S. de R.L. de C.V. is subject to a tax rate of 30%.

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the three months ended March 31, 2025 and 2024.

The components of losses (income) before income taxes are summarized as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
PRC	$2,416,231	$2,565,619
US	2,382,408	3,690,213
Europe	921,617	2,302,596
Australia	(274,952)	446,798
Others	231,985	255,029
Total losses before income taxes	5,677,289	9,260,255
Less: losses before income taxes for discontinued operations	(303,390)	(1,492,369)
Losses before income taxes for continuing operations	$5,373,899	$7,767,886

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

A summary of lease cost of continuing operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$807,113	$1,136,106
Short-term lease expenses	51,529	70,790
Total	$858,642	$1,206,896

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$586,925	$986,956
Weighted average remaining lease term	4.43 years	6.12 years
Weighted average discount rate	7.55%	6.37%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of March 31, 2025:

Operating Leases
For the remaining of the year ended December 31, 2025	$2,940,734
For the years ended December 31,
2026	3,070,324
2027	3,077,639
2028	1,131,158
2029	823,515
2030 and thereafter	1,316,853
Total lease payments	12,360,223
Less: imputed interest	1,742,563
Total	10,617,660
Less: current portion	3,578,744
Non-current portion	$7,038,916

A summary of lease cost of discontinued operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$-	$159,320
Short-term lease expenses	109,120	41,667
Total	$109,120	$200,987

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	March 31, 2025 (Unaudited)	March 31,2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$31,136	$191,760
Weighted average remaining lease term	-	0.66 years
Weighted average discount rate	-	2.67%

No lease liabilities held for discontinued operations under operating leases as of March 31, 2025.

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

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other income (expense) in the unaudited condensed consolidated statement of operations, change in fair value of convertible notes.

The movement of Note during the three months ended March 31, 2025 and 2024 are as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	2,000
As of March 31, 2024 (Unaudited)	$9,958,000

As of December 31, 2024	9,952,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	-
As of March 31, 2025 (Unaudited)	$9,952,000

The estimated fair value of the Note as of March 31, 2025 and December 31, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)
We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	March 31, 2025 (Unaudited)	December 31, 2024
Face value principal payable	$9,953,381	$9,953,381
Original conversion price	$1.2375 per share	$1.2375 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.81	1.05
Volatility	64.28%	59.62%
Market yield (range)	11.43%	9.24%
Risk free rate	4.06%	4.33%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2026	January 19, 2026

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 247,333 warrant shares of the Company at a same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

Both warrants are exercisable from the date of issuance and have a term of five years from the date of issuance. They were presented as liabilities on the unaudited condensed consolidated balance sheet at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liabilities then, will be remeasured every reporting period with any change to fair value recorded as other income (expense) in the unaudited condensed consolidated statement of operations.

The movement of warrants during the three months ended March 31, 2025 and 2024 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2023	873,810	$12,189,508	247,333	$3,456,578
Exercise of warrants	-	-	-	-
Fair value change recognized	-	(993)	-	(301)
As of March 31, 2024 (Unaudited)	873,810	$12,188,515	247,333	$3,456,277

As of December 31, 2024	870,227	$12,137,087	247,333	$3,455,829
Exercise of warrants	-	-	-	-
Fair value change recognized	-	2,430	-	699
As of March 31, 2025 (Unaudited)	870,227	$12,139,517	247,333	$3,456,528

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	March 31, 2025 (Unaudited)	December 31, 2024
Expected term (years)	2.30	2.55
Volatility	60.21%	62.78%
Risk free rate	3.89%	4.32%
Expected expiry date	July 19, 2027	July 19, 2027

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

For the three months ended March 31, 2025 and 2024, the total share-based compensation expenses were comprised of the following:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative expenses	$651,829	$770,158
Selling and marketing expenses	15,552	48,485
Research and development expenses	72,270	87,684
Total	$739,651	$906,327

A summary of share options activity for the three months ended March 31, 2025 and 2024 were as follows:

	Number of Share Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2023	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(63,453)	16.80
Expired	(79,307)	16.82
Outstanding at March 31, 2024 (Unaudited)	1,882,355	14.06	4.39	-

Outstanding at December 31, 2024	1,733,052	13.80	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(4,682)	16.80
Expired	(10,010)	16.80
Outstanding at March 31, 2025 (Unaudited)	1,718,360	13.78	3.47	-
Expected to vest at March 31, 2025 (Unaudited)	251,502	16.88	6.86	-
Exercisable as of March 31, 2025 (Unaudited)	1,466,858	13.22	2.89	-

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Three Months Ended March 31,
	2025 (Unaudited)	2024 (Unaudited)
Expected volatility	83.41%~86.57%	83.41%~86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$16.80	$16.80

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of March 31, 2025, there was approximately $2,958,604 of total unrecognized compensation cost from continuing operations related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 1.00 years.

19

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONCENTRATIONS

Continuing operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31, 2025 (Unaudited)		March 31, 2024 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$399,065	19%	$-	-
B	297,192	14%	-	-
C	250,777	12%	*	*
D	*	*	730,158	31%
E	-	-	262,067	11%
Total	$947,034	45%	$992,225	42%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
F	$1,382,877	39%	$1,372,307	36%
G	415,282	12%	*	*
Total	$1,798,159	51%	$1,372,307	36%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
A	$864,463	17%	$-	-
F	817,235	16%	823,522	20%
H	850,892	17%	855,240	21%
Total	$2,532,590	50%	$1,678,762	41%

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONCENTRATIONS (CONTINUED)
(b)	Suppliers

For the three months ended March 31, 2025 and 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Three Months Ended,
	March 31, 2025 (Unaudited)		March 31, 2024 (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	$588,489	26%	$1,207,489	37%
B	411,272	18%	-	-
Total	$999,761	44%	$1,207,489	37%

As of March 31, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
C	$560,113	12%	$767,767	15%
D	483,558	10%	-	-
Total	$1,043,671	22%	$767,767	15%

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers , held for continuing operation as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
A	$5,779,342	50%	$4,812,746	36%
D	*	*	2,978,991	22%
E	2,480,466	21%	2,465,990	18%
Total	$8,259,808	71%	$10,257,727	76%

*	Indicates below 10%.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – CONCENTRATIONS (CONTINUED)
Discontinued operations
(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for discontinued operation for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended,
	March 31, 2025 (Unaudited)		March 31, 2024 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
I	$23,727	24%	$-	-
J	21,694	22%	528,704	50%
K	18,166	19%	-	-
L	-	-	178,630	17%
M	-	-	266,567	25%
Total	$63,587	65%	$973,901	92%

The following table sets forth information as to each customer that accounted for 10% or more of gross accounts receivable for discontinued operation as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
L	$374,702	12%	$207,020	15%
N	1,207,988	40%	1,158,196	82%
O	565,150	19%	*	*
Total	$2,147,840	71%	$1,365,216	97%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for discontinued operation as of March 31, 2025 and December 31, 2024.

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
P	63,202	49%	60,597	75%
Q	59,648	46%	13,725	17%
Total	$122,850	95%	$74,322	92%

*	Indicates below 10%.

(b)	Suppliers

For the three months ended March 31, 2025 and 2024, there’s no suppliers, each of whom accounted for 10% or more of the Company’s total purchases of discontinued operation.

As of March 31, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of discontinued operation, were as follows:

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
F	$553,768	41%	$530,942	35%
G	394,863	29%	378,587	25%
Total	$948,631	70%	$909,529	60%

*	Indicates below 10%.

As of March 31, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s advance of suppliers, held for discontinued operation, were as follows:

	As of March 31, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
H	$13,473	13%	$12,918	13%
I	12,378	12%	11,868	12%
Total	$25,851	25%	$24,786	25%

*	Indicates below 10%.

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 (approximately $2,358,611.88) to the French company B-Moville S.A.S. (“B-Moville”) (under a contract dated August 23，2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company Swoopin Tech S.A.R.L. (“Swoopin”). Swoopin is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by Swoopin were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the property of the 90 vehicles shall be reclaimed by CAE. In the meantime, Swoopin returned the vehicles to B-Moville. As of 14 May 2023, the insolvency court of Paris opened insolvency proceedings against B-Moville. CAE has filed its claims in the insolvency proceedings. However, the liquidator has advised that there is no prospect of payment to unsecured creditors, including CAE, following its declaration of claims. The recovery of the outstanding amount owed to CAE is deemed highly unlikely. All Receivable of CAE related to the case has been written off.

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

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. We anticipate remote financial consequences will incur to the company.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 6, 2023, Hangzhou Ronda Tech Co., Limited (“Ronda”), one of Cenntro’s wholly owned subsidiaries, commenced a lawsuit against Fujian Newlongma Automotive Co., Ltd. (“Newlongma”), one of Ronda’s suppliers, in the Hangzhou Yuhang District People’s Court, under which Ronda plead for (i) the termination of the vehicle purchase orders that Ronda placed with Newlongma on February 26, 2022; (ii) recovery of advance payments for total amount of approximately $438,702; and (iii) compensation for damages caused equal to approximately $453,290. The case mediation date was March 3, 2023 and was subsequently docketed on July 3, 2023. Since then, Newlongma filed a jurisdictional objection, and the Court dismissed that jurisdictional objection. Subsequently Newlongma filed a counterclaim and the Court hosted an exchange of evidence between the parties on 17 October 2023, and discovery was also organized on November 14, 2023 and January 16, 2024. On March 5, 2024, the first instance judgment was made,  ruling: 1) Newlongma to fully return advance payments plus 100% damage totaling $869,702; 2) Ronda to pay for outstanding invoices totaling $583,813; and 3) to terminate all agreements between the parties, including the vehicle purchase orders which have not been fulfilled. Newlongma was dissatisfied with this third judgment and filed an appeal on March 21, 2024. The appeal was dismissed and the original judgment was upheld by the Court on July 2, 2024. This case was finally settled on January 22, 2025 with Newlongma paid to Ronda the total net amount of $270,898.
On December 18, 2023, Zhejiang Sinomachinery Co., Ltd. filed a lawsuit against Tonghe County Tianxin Agricultural Machinery Co., Ltd. (“Tianxin”), requesting payment for total contract price of CNY461,800 (approximately $65,104) and interest under a disputed contract of sale. On April 17, 2024, the court made the judgement supporting plaintiff’s primary claims, ruling Tianxin to pay Zhejiang Sinomachinery CNY461,800 (approximately $65,104) plus interest and relevant legal expenses within 10 days. On July 3, 2024, the Court accepted Zhejiang Sinomachinery’s application for compulsory execution. On December 1, 2024, Sinomachinery transferred the claim of CNY461,800 against Tianxin, along with CNY20,000 in attorney fees, to Ronda.

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

On March 28, 2025 BAL Freeway Associates, LLC filed an Unlawful Detainer against Cenntro Automotive Corporation alleging non-payment of rents for commercial leased property in San Bernadino County, Ontario, CA, and praying for judgment for restitution of the premises, declaration of forfeiture of the lease, and payment of outstanding and unpaid rent and other charges of $67,606.59 and damages of $4,168.27, plus interest at legal rate and reasonable attorney’s fees. CAC has engaged legal counsel to negotiate with plaintiff for a settlement. The settlement amount has yet been defined as of the date of this report.
CAE has filed an action in court Landgericht Bochum against Delivrium s.r.o., a company in Louny, Czech Republic (“Delivrium”) for a claim arising from a purchase contract by and between Delivrium and CAE for a dispute of € 956,760 under which CAE is requesting payment and acceptance of vehicles previously ordered by Delivrium.

On April 14, 2025, KW Infrastruktur GmbH filed a lawsuit against Cenntro Automotive Europe GmbH (“CAE”) at the District Court of Bochum, requesting repayment of the purchase price of EUR 158,277.99 plus 9% interest over the base interest rate, against the return of six electric commercial vehicles delivered by CAE on December 23, 2022. As of the date of this report, CAE is preparing documents and arguments to defend.

NOTE 19 - RELATED PARTY TRANSACTIONS AND BALANCES

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary as of March 31, 2024. Since May 8, 2024, Hangzhou Hezhe became a subsidiary of the Company.
Billy Rafael Romero Del Rosario	A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and is the CEO of Cenntro Electric CICS, SRL
Zhongchai Holding (Hongkong) Limited(“Zhongchai”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the three months ended March 31, 2025 and 2024, the Company had the following material related party transactions for the continuing operation.

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income from a related party
Zhejiang RAP	$-	$22,249

Purchase of raw materials from related parties
Hangzhou Hezhe	-	3,764

Interests-free loan from RP
Zhongchai	1,000,000	-

Refund on purchase of raw materials
Hangzhou Hezhe	-	69,486

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	25,384	47,660

Reimbursement from a related party
Billy Rafael Romero Del Rosario	88,665	-

(1)	This was the payment to this related party for daily operating reimbursement with no interest and without expiration date.

Amounts due from Related Parties

The following table presents amounts due from related parties as of March 31, 2025 and December 31, 2024.

	March 31, 2025(Unaudited)	December 31, 2024
Zhejiang RAP (1)	11,798	11,729
Total amounts due from related parties	11,798	11,729
Less: amounts due from related parties, held for discontinued operations	-	-
Amounts due from related parties, held for continuing operations	$11,798	$11,729

(1)	The balance mainly represents the interest income receivable from the related party.

Amounts due to Related Parties - current

The following table presents amounts due to related parties as of March 31, 2025 and December 31, 2024.

	March 31, 2025(Unaudited)	December 31, 2024
Zhongchai(1)	$1,000,000	$-
Billy Rafael Romero Del Rosario	87,470	26,226
Total amounts due to related parties	1,087,470	26,226
Less: amounts due to related parties, held for discontinued operations	-	-
Amounts due to related parties, held for continuing operations	$1,087,470	$26,226

(1)
On April 15, 2025, Zhongchai entered into a loan agreement (the “Loan Agreement”) with the Company, which provides for the Company’s capacity to borrow up to $1.0 million as evidenced by a promissory note issued by the Company to the Lender dated as of April 15, 2025 (the “Promissory Note”). The Company intends to use the proceeds received from the Promissory Note for working capital purposes. The Promissory Note has a maturity date of April 14, 2026, and accrues interest at a rate of 7.50% per annum. Both parties also made supplementary agreement that the period before April 15, 2025 shall be an interest-free period for the Advanced Funds.

NOTE 20 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events except for the event mentioned in Note 19 with material financial impact on the unaudited condensed consolidated financial statements.

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

Net revenues during the three months ended 2025 and 2024 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 260, Logistar™ 400, Antric®, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries, and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, and fees for third-party professional services. While we continue to monitor general and administrative expenses, we expect general and administrative expenses to decrease over the next two years in connection with our continued effort to improve efficiency, combining our EV centers with local distribution networks and utilizing well-proven OEMs and supply chains.

Provision for credit losses

We adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1. 2023 and interim periods therein. We used an expected credit loss model for the impairment of accounts receivable as of period ends. We believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. We measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, we will evaluate such accounts receivable for expected credit loss on an individual basis. Allowance for credit losses balances are written off and deducted from allowance. when receivables are deemed uncollectible. after all collection efforts have been exhausted and the potential for recovery is considered remote. We expect provision for credit losses to decrease in the future as we shift our sales more to FOB terms, when goods will be delivered only if material payment are received.

Other income (expenses)

Interest expense, net

Interest expense, net, consists of interest on outstanding loans and the convertible promissory notes.

Income(loss) from long-term investments

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

We report the operating results related to the disposal group as discontinued operations for all periods presented in our consolidated statements of comprehensive loss, respectively.

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the three months ended March 31, 2025 and 2024.

	Three Months ended March 31,
	2025	2024
	(Unaudited)
Gross margin of vehicle sales	10.8%	18.4%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended March 31,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Combined Statements of Operations Data:
Net revenues	2,143,058	2,342,918
Cost of goods sold	(1,821,531)	(2,173,711)
Gross profit	321,527	169,207
Operating Expenses:
Selling and marketing expenses	(776,717)	(617,961)
General and administrative expenses	(4,934,168)	(5,916,071)
Research and development expenses	(784,178)	(1,509,921)
Total operating expenses	(6,495,063)	(8,043,953)

Loss from operations	(6,173,536)	(7,874,746)

Other Income (Expense):
Interest (expense) income, net	(118,688)	73,242
Loss from long-term investments	(39)	(13,870)
Other income, net	295,592	52,552
Gain from early termination of lease contract	1,138	—
Change in fair value of convertible promissory notes and derivative liability	(3,129)	(705)
Change in fair value of equity securities	256,712	234,887
Foreign currency exchange gain (loss), net	404,191	(245,179)
(Loss) gain from cross-currency swaps	(36,140)	5,933
Net loss from continuing operations, before tax	(5,373,899)	(7,767,886)
Income tax benefit	11,632	11,990
Net loss from continuing operation	(5,362,267)	(7,755,896)
Discontinued operations
Loss on discontinued operations, net of tax	(303,390)	(1,474,327)
Net loss	(5,665,657)	(9,230,223)
Less: net loss attributable to non-controlling interests	(11,321)	(72)
Net loss attributable to the Company’s shareholders	(5,654,336)	(9,230,151)

Comparison of the Three months ended March 31, 2025 and 2024

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Net revenues:
Vehicle Sales	$1,811,264	84.5%	$1,523,110	65.0%
Spare-part sales	170,815	8.0%	788,814	33.7%
Other sales	160,979	7.5%	30,994	1.3%
Total net revenues	$2,143,058	100.0%	$2,342,918	100.0%

Net revenues for the three months ended March 31, 2025 were approximately $2.1 million, a decrease of approximately $0.2 million or 8.5% from approximately $2.3 million for the three months ended March 31, 2024. The decrease in net revenues in 2025 was primarily attributed to a decrease in spare-part sales by approximately $0.6 million, offset by an increase in vehicle sales by approximately $0.3 million and other sales by approximately $0.1 million. The net revenues in Europe market for the three months ended March 31, 2025 were approximately $0.7 million, an increase of approximately $0.09 million from approximately $0.6 million for the three months ended March 31, 2024. The net revenues in Asia market for the three months ended March 31, 2025 were approximately $1.2 million, an increase of approximately $0.07 million from approximately $1.1 million for the three months ended March 31, 2024.

Additional units were sold during the three months ended March 31, 2025; we sold 129 ECVs, including 20 fully assembled Metro® units, 7 fully assembled Logistar™ 200, 2 fully assembled Logistar™ 100, 32 fully assembled Teemak™ , 2 fully assembled Logistar™ 260,  31 fully assembled Avantier™ units, 4 Clubcar units, 7 Antric® units, 2 fully assembled Logistar™ 210 units, 11 fully assembled Logistar™ 450 units, 5 fully assembled Seres 5 units,  5 fully assembled Joylong-A4 units and 1 fully assembled Joylong-EA6 units compared with 96 ECVs for the three months ended March 31, 2024, including 15 fully assembled Metro® units, 1 fully assembled Logistar™ 200, 18 fully assembled Logistar™ 100, 2 fully assembled Teemak™, 21 fully assembled Logistar™ 260, 4 fully assembled Logistar™ 400, 12 fully assembled Avantier™ units, 20 Clubcar units and 3 Antric® units.

For the three months ended March 31, 2025, we also sold 27 iChassis™ units, other than the 129 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in Asia during the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, net revenues from Europe, North America, and Asia as a percentage of total revenues was 32.9%, 12.3%, and 54.8%, respectively, compared to 26.1%, 26.7%, and 47.2%, respectively for the corresponding period in 2024.

For the three months ended March 31, 2025, net revenues from vehicle sales in Europe, North America, and Asia as a percentage of total vehicle net revenues was 33.1%, 9.5%, and 57.4%, respectively, compared to 37.0%, 41.0%, and 22.0%, respectively, for the corresponding period in 2024.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Cost of goods sold:
Vehicle Sales	$(1,615,964)	88.8%	$(1,242,102)	57.2%
Spare-part sales	(126,400)	6.9%	(863,819)	39.7%
Other sales	(79,167)	4.3%	(67,790)	3.1%
Total cost of goods sold	$(1,821,531)	100.00%	$(2,173,711)	100.00%

Cost of goods sold for the three months ended March 31, 2025 was approximately $1.8 million, a decrease of approximately $0.4 million or approximately 16.2% from approximately $2.2 million for the three months ended March 31, 2024.  The decrease of cost of vehicle sales was mainly caused by the decreased cost of spare-parts sales of approximately $0.7 million, offset by the increased cost of vehicle sales of approximately $0.4 million.

Gross Profit

Gross profit for the three months ended March 31, 2025 was approximately $0.3 million, an increase of approximately $0.1 million from approximately $0.2 million of gross profit for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, our overall gross margin was approximately 15.0% and 7.2%, respectively. Our gross margin of vehicle sales for the three months ended March 31, 2025 and 2024 was 10.8% and 18.4%, respectively. The increase of our gross profit was caused by the increase in the gross profit of spare-part sales and other sales of approximately $0.1 million and $0.1 million, respectively, offset by a decrease in the gross profit of vehicle sales of approximately $0.09 million.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2025 were approximately $0.8 million, an increase of approximately $0.2 million or approximately 25.7% from approximately $0.6 million for the three months ended March 31, 2024. The increase in selling and marketing expenses in 2025 was primarily attributed to the increase in freight of approximately $0.4 million, offset by the decrease in salary and social insurance, marketing expense and service fees related to European market and distribution channel research of approximately $0.08 million, $0.05 million and $0.07 million, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were approximately $4.9 million, a decrease of approximately $1.0 million or approximately 16.6% from approximately $5.9 million for the three months ended March 31, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to the decrease in legal and professional fee, salary and social insurance, lease expenses, office expenses, and share-based compensation of approximately $0.2 million, $0.1 million, $0.3 million, $0.2 million and $0.1 million, respectively.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 were approximately $0.8 million, a decrease of approximately $0.7 million or approximately 48.1% from approximately $1.5 million for the three months ended March 31, 2024. The decrease in research and development expenses in 2025 was primarily attributed to the decrease in design and development expenses, salary expense and others of approximately $0.2 million, $0.4 million and $0.1 million, respectively.

Interest expense (income), net

Interest expense (income), net, mainly consists of interest expense to convertible bonds and interest income from deposit. Net interest expense was approximately $0.1 million for the three months ended March 31, 2025, a change of approximately $0.2 million compared to approximately $0.07 million in interest income for the three months ended March 31, 2024. The change was primarily attributable to the combined effect of (i) an increase in interest expense to bank loan of approximately $0.02 million, and (ii) the decrease in interest income of approximately $0.15 million from deposit and $0.02 million from RAP.

Other income, net

Other income, net for the three months ended March 31, 2025 was approximately $0.3 million, representing an increase of approximately $0.2 million compared to approximately $0.05 million of other income, net for the three months ended March 31, 2024. The increase of other income in 2025 compared to 2024 was primarily attributable to an increase of approximately $0.2 million in litigation compensation from Fujian Newlongma Automotive Co., Ltd..

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the three months ended March 31, 2025 was approximately $0.3 million compared to approximately $0.2 million for the three months ended March 31, 2024. The gain was attributed to an upward adjustment of approximately $0.3 million from our investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million.

Non-GAAP Financial Measures

Adjusted EBITDA for the three months ended March 31, 2025 and 2024

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Net loss from continuing operations	$(5,362,267)	$(7,755,896)
Interest Expenses (income), net	118,688	(73,242)
Income tax benefit	(11,632)	(11,990)
Depreciation and amortization	550,278	490,540
Share-based compensation expense	739,651	906,327
Change in fair value of convertible promissory notes and derivative liability	3,129	705
Adjusted EBITDA from continuing operations	$(3,962,153)	$(6,443,556)

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

As of March 31, 2025 we had approximately $8.5 million in cash and cash equivalents and approximately $3.1 million of accounts receivables as compared to approximately $20.2 million in cash and cash equivalents and $2.5 million in accounts receivable as of March 31, 2024. For the three months ended March 31, 2025 and 2024, net cash used in operating activities was approximately $5.0 million and $8.9 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through March 31, 2025 we have spent over approximately $95.2 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of March 31, 2025, our working capital was approximately $31.9 million, as compared to a working capital of approximately $36.8 million as of December 31, 2024. The approximately $4.9 million decrease in working capital during 2025 was primarily due to (i) the decrease of cash and cash equivalents of approximately $4.0 million, and (ii) the increase in inventories and contractual liabilities of approximately $1.3 million and $1.0 million, offset by the decrease in accounts receivables of approximately $0.2 million.

Cash Flow

	Three Months Ended March 31,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(4,954,514)	$(8,864,876)
Net cash (used in) provided by investing activities	(499,561)	306,761
Net cash provided by financing activities	1,166,489	-
Effect of exchange rate changes on cash, cash equivalents and restricted cash	65,434	(429,029)
Net decrease in cash, cash equivalents, and restricted cash	(4,222,152)	(8,987,144)
Cash and cash equivalents, and restricted cash at beginning of the period-continuing	12,820,459	24,532,655
Cash and cash equivalents, and restricted cash at beginning of the period-discontinued	140,029	5,039,242
Cash and cash equivalents, and restricted cash at end of the period-continuing	8,734,388	20,483,490
Cash and cash equivalents, and restricted cash at end of the period- discontinued	$3,948	$101,263

Operating Activities

Our net cash used in operating activities was approximately $5.0 million, $8.9 million for the three months ended March 31, 2025 and 2024, respectively.

Net cash used in operating activities for the three months ended March 31, 2025 was primarily attributable to (i) our net loss of approximately $5.7 million and adjusted for non-cash items of approximately $1.5 million, which primarily consisted of net foreign currency exchange loss, share based compensation expense, change in fair value  of equity securities, depreciation and amortization and amortization of operating lease right-of-use asset of approximately $0.3 million, $0.7 million, $0.3 million, $0.6 million and $0.8 million, respectively, (ii) the increase in inventories, and deferred revenue of approximately $0.9 million and $1.0 million, respectively, (iii) decrease in accounts payable, operating lease liabilities and accounts receivable of approximately $0.6 million, $0.6 million and $0.3 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $0.5 million for the three months ended March 31, 2025. Net cash used in by investing activities for the three months ended March 31, 2025 was primarily attributable to purchase of property, plant and equipment of approximately $0.5 million.

Financing Activities

Net cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2025 was primarily attributable to loans proceed from related parties of approximately $1.0 million and loans proceed from third parties of approximately $0.6 million, offset by the repayment of loans to third parties of approximately $0.4 million.

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

On December 4, 2021, we entered into an entrustment agreement with Cedar Europe GmbH, a company organized under the laws of Germany (“Cedar”) pursuant to which we entrusted Cedar to, in Cedar’s name, obtain a lease agreement for facilities in Germany and operate such lease facility under Cedar’s name in exchange for the Cenntro’s responsibility for all expenditures and costs of the lease. On December 24, 2021, Cedar entered into a lease agreement for an approximately 27,220 square feet facility in Dusseldorf, Germany, where we now house our European Operations Facility. The lease period began on January 1, 2022 and ends on December 31, 2024. Pursuant to such lease agreement, the total annual base rent is €354,787 (or approximately $373,630) for the lease term. On 17 January 2023, Cedar transferred the lease to CEGE, effectively from 1 February, 2023.

On March 22, 2023, we signed a non-cancellable operating lease agreement for approximately 26,579 square feet as a local plant in Colombia, the lease period began on May 1, 2023 and the lease term is two years. The rent is COP 46,796,001.49 (or approximately $11,224.92) per month and the value of the lease fee shall be readjusted in a proportion equal to the consumer price index (CPl) certified by DANE as of December 31 of the immediately preceding year, plus two (2) points. The lease terminated on February 13, 2025.

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

On March 23, 2022, we completed the acquisition of TME, and change its name to Cenntro Automotive Europe GmbH (“CAE”). TME signed a non-cancellable operating lease agreement for approximately 5,212 square meters in 2019, the lease period starts on July 1, 2019 and ends on June 30, 2024, the monthly rent is €18,891 (or approximately $19,894).

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

On August 31, 2023, we completed the acquisition with Antric GmbH in Germany. On July 20, 2022, Antric signed a non-cancellable operating lease agreement for approximately 4,361 square feet in Bochum, Germany, the lease period ends on December 31, 2026. The monthly rent is €3,605.26 (or approximately $3,796.73). On September 1, 2022, the lease area increased to 7,326 square feet and the monthly rent increased to €6,000.32 (or approximately $6,319.00). The additional deposit is €18,000.96 (or approximately $18,956.99). On January 20, 2023, Antric signed another non-cancellable operating lease agreement for approximately 252 square feet in Bochum, Germany, the lease period starts on February 1, 2023 and ends on December 31, 2026. The monthly rent increased to €6,315.38 (or approximately $6,650.79). On March 27, 2023, Antric signed another non-cancellable operating lease agreement for approximately 2,949 square feet in Bochum, Germany, the lease period starts on April 1, 2023 and ends on December 31, 2026. The monthly rent increased to €8,597.80 (or approximately $9,054.43).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the three months ended March 31, 2025, included elsewhere in this Quarter Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year or any future periods.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include estimates and judgments applied in determination of provision for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The portion of the change in fair value attributed to a change in the instrument-specific credit risk is recognized as a component of other comprehensive income and the remaining amount of the fair value adjustment is recognized as changes in fair value of convertible promissory notes and derivative liabilities in the Company’s unaudited condensed consolidated statement of operations. The estimated fair value adjustment is presented in a respective single line item within other expense in the unaudited condensed consolidated statement of operations because the change in fair value of the convertible notes was not attributable to instrument-specific credit risk.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are: i) private equity funds, which represent the investment in equity security on the unaudited condensed consolidated balance sheet; ii) wealth management products purchased from banks, which represents the available-for-sale investments in short-term investments on the unaudited condensed consolidated balance sheet.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the three months ended March 31, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$1,837,054	$2,514,777
Spare-parts sales	242,276	828,785
Other service income	160,980	48,437
Net revenues	2,240,310	3,391,999
Less: Net revenues, discontinued operation	(97,252)	(1,049,081)
Net revenues, continuing operation	$2,143,058	$2,342,918

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Three Months Ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$1,174,031	$1,104,475
Europe	803,269	1,661,619
America	263,010	625,905
Net revenues	2,240,310	3,391,999
Less: Net revenues, discontinued operation	(97,252)	(1,049,081)
Net revenues, continuing operation	$2,143,058	$2,342,918

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2025 and 2024, the Company recognized $374,384 and $890,646 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	March 31, 2025	December 31, 2024
	(Unaudited)
Accounts receivable, net	$4,518,522	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,422,392)	(1,406,457)
Accounts receivable, net, held for continuing operation	3,096,130	3,281,865

Contractual liabilities	$5,232,441	$4,202,001
Less: contractual liabilities, held for discontinued operation	(129,648)	(80,696)
Contractual liabilities, held for continuing operation	5,102,793	4,121,305

Recently issued accounting standards pronouncement

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

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

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures was not effective as of March 31, 2025, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2024 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

You should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2024 Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in the 2024 Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: May 15, 2025.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)