Form 10-Q
period 2025-06-30
Cenntro Inc.
filed 2025-08-12
CIK 1707919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
June 30, 2025
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 001-38544

CENNTRO INC.
(Exact name of registrant as specified in its charter)

Nevada	93-2211556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

33 Wood Avenue South, Suite 600, PMB #3572

Iselin, New Jersey 08830

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

The registrant had 51,912,831 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of  August 11, 2025.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other EVs, costs associated with manufacturing EVs and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, or natural phenomena on the Company’s business;
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
●
actions by government authorities, including changes in government regulation and ongoing and anticipated changes in the United States political environment, including those resulting from the current presidential administration, and its control of Congress;

●	the implementation of changes to the existing tariff regime by the current presidential administration and measures taken in response to such tariffs by foreign governments;
●
risks associated with obtaining orders and executing upon such orders or the unavailability, reduction, elimination and adverse application of government subsidies and incentives or any challenge to or failure by the federal government, states or other governmental entities to adopt or enforce regulations such as the California Air Resource Board’s Advanced Clean Fleet regulation;

●	changes in attitude toward environmental, social, and governance matters among regulators, investors, and parties with which we do business
●	uncertainties associated with legal proceedings;
●	changes in the size of the EV market;
●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;

●	inability to keep up with advances in EV and battery technology;
●	inability to design, develop, market and sell new EVs and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inexperience in mass-producing EVs;
●	inability to succeed in establishing, maintaining and strengthening the Cenntro brand;
●
disruption of supply or shortage of raw materials and supply chain disruptions, including constraints on steel, semiconductors and other material inputs and resulting cost increases impacting our Company;

●
our ability to receive sufficient proceeds from our current and any future financing arrangements to meet our immediate liquidity needs and the potential costs, dilution and restrictions resulting from any such financing; our ability to maintain compliance with the listing requirements of the Nasdaq and the impact of any steps we have taken, including reverse splits of our common stock, on our operations, stock price and future access to funds

●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●
the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 1, 2025 (the “Form 10-K”).

Forward-looking statements speak only as of the date hereof. Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note		2025	2024	2025	2024

Net revenues	2(d	)	$6,406,918	$7,314,829	$8,549,976	$9,657,747
Cost of goods sold			(6,425,822)	(5,737,212)	(8,247,353)	(7,910,923)
Gross (loss) profit			(18,904)	1,577,617	302,623	1,746,824

OPERATING EXPENSES:
Selling and marketing expenses			(227,580)	(596,008)	(1,004,297)	(1,213,969)
General and administrative expenses			(5,167,754)	(7,070,810)	(10,101,922)	(12,986,881)
Research and development expenses			(648,861)	(1,030,953)	(1,433,039)	(2,540,874)
Provision for credit losses			(2,035,343)	-	(2,035,343)	-
Total operating expenses			(8,079,538)	(8,697,771)	(14,574,601)	(16,741,724)

Loss from operations			(8,098,442)	(7,120,154)	(14,271,978)	(14,994,900)

OTHER INCOME (EXPENSE):
Interest expense, net			(156,396)	(97,788)	(275,084)	(24,546)
Gain (loss) from long-term investments			3	(16,318)	(36)	(30,188)
Change in fair value of convertible promissory notes and derivative liability			(134,161)	9,237	(137,290)	8,532
Loss from Note Amendment			(1,756,137)	-	(1,756,137)	-
Gain from early termination of lease contract			-	-	1,138	-
Change in fair value of equity securities			259,565	259,564	516,277	494,451
Foreign currency exchange gain (loss), net			567,141	(382,991)	971,332	(628,170)
Loss from acquisition of Hezhe			-	(149,872)	-	(149,872)
Gain from disposal of Cenntro Electric CICS, SRL’s equity			1,157,556	-	1,157,556	-
Gain (loss) from cross-currency swaps			26,445	(4,346)	(9,695)	1,587
Other (expense) income, net			(70,378)	(205,006)	225,214	(152,454)
Net loss from continuing operations before taxes			(8,204,804)	(7,707,674)	(13,578,703)	(15,475,560)
Income tax benefit			15,408	4,758	27,040	16,748
Net loss from continuing operations			(8,189,396)	(7,702,916)	(13,551,663)	(15,458,812)

Discontinued operations:
Loss from discontinued operations, net of tax			(1,705,812)	(1,490,879)	(2,009,202)	(2,965,206)

Net loss			(9,895,208)	(9,193,795)	(15,560,865)	(18,424,018)
Less: net loss attributable to non-controlling interests			(5,871)	(10,968)	(17,192)	(11,040)
Net loss attributable to the Company’s shareholders			$(9,889,337)	$(9,182,827)	$(15,543,673)	$(18,412,978)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment			1,097,728	(376,045)	1,488,890	(1,377,290)
Unrealized holding gains for available-for-sale securities			7,500	-	15,000	-
Total comprehensive loss			(8,789,980)	(9,569,840)	(14,056,975)	(19,801,308)

Less: total comprehensive loss attributable to non-controlling interests			(4,547)	(7,700)	(15,524)	(7,844)
Total comprehensive loss attributable to the Company’s shareholders			$(8,785,433)	$(9,562,140)	$(14,041,451)	$(19,793,464)

Weighted average number of shares outstanding, basic and diluted			36,398,582	30,828,795	33,647,880	30,828,795

Loss per common share
Continuing operations - basic and diluted			(0.22)	(0.25)	(0.40)	(0.50)
Discontinued operations - basic and diluted			(0.05)	(0.05)	(0.06)	(0.10)
Net loss per common share - basic and diluted			(0.27)	(0.30)	(0.46)	(0.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note		June 30, 2025	December 31, 2024
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents			$5,992,986	$12,547,168
Restricted cash, current			92,583	273,291
Short-term investment			-	5,505
Accounts receivable, net	3		3,236,747	3,281,865
Inventories, net	4		25,437,768	24,012,504
Prepayment and other current assets	5		18,610,258	18,075,415
Amounts due from related parties - current	19		40,056	11,729
Assets held for sale, current	1(d	)	5,190,864	7,708,969
Total current assets			58,601,262	65,916,446

Non-current assets:
Long-term time deposit			-	700,000
Long-term investments	6		3,764,820	3,710,663
Investment in equity security	7		27,120,596	26,604,319
Property, plant and equipment, net	8		17,269,071	17,401,006
Intangible assets, net	9		6,244,650	6,225,302
Right-of-use assets, net	14		9,475,879	9,948,831
Other non-current assets, net			1,922,225	2,059,747
Total non-current assets			65,797,241	66,649,868

Total Assets			$124,398,503	$132,566,314

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	10		$3,922,891	$5,135,710
Short-term loans and current portion of long-term loans	12		1,221,453	249,614
Accrued expenses and other current liabilities	11		4,294,403	3,647,503
Contractual liabilities	2(d	)	4,754,333	4,121,305
Operating lease liabilities, current	14		4,841,903	3,426,067
Convertible promissory notes	15		10,279,000	9,952,000
Deferred government grant, current			101,955	100,060
Amounts due to related parties	19		1,016,042	26,226
Liabilities held for sale, current	1(d	)	2,190,286	2,455,539
Total current liabilities			32,622,266	29,114,024

Non-current liabilities:
Long-term loans	12		-	362,386
Deferred tax liabilities	13		168,618	171,558
Deferred government grant, non-current			1,756,743	1,776,957
Derivative liability - investor warrant	15		-	12,137,087
Derivative liability - placement agent warrant	15		3,456,797	3,455,829
Operating lease liabilities, non-current	14		6,647,832	7,588,971
Total non-current liabilities			12,029,990	25,492,788

Total Liabilities			$44,652,256	$54,606,812

Commitments and contingencies	18

EQUITY
Common stock (No par value; 47,912,831 and 30,866,614 shares issued and outstanding as of June 30, 2025 and December 31, 2024)			-	-
Additional paid in capital			421,530,660	405,757,103
Accumulated deficit			(334,433,987)	(318,890,314)
Accumulated other comprehensive loss			(7,469,155)	(9,029,499)
Total equity attributable to shareholders			79,627,518	77,837,290
Non-controlling interests			118,729	122,212
Total Equity			$79,746,247	$77,959,502
Total Liabilities and Equity			$124,398,503	$132,566,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	1,773,120	-	-	1,773,120	-	1,773,120
Net loss	-	-	-	(18,412,978)	-	(18,412,978)	(11,040)	(18,424,018)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(1,380,486)	(1,380,486)	3,196	(1,377,290)
Balance as of June 30, 2024 (unaudited)	30,828,795	$-	$404,110,513	$(292,436,479)	$(7,824,971)	$103,849,063	$157,122	$104,006,185

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2024	30,866,614	$-	$405,757,103	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	1,459,588	-	-	1,459,588	-	1,459,588
Conversion of convertible bonds into shares	2,390,850	-	1,826,131	-	-	1,826,131	-	1,826,131
Cashless exercise of warrant	14,655,367	-	12,487,838	-	-	12,487,838	-	12,487,838
Net loss	-	-	-	(15,543,673)	-	(15,543,673)	(17,192)	(15,560,865)
Unrealized holding gains for available-for-sale securities	-	-	-	-	15,000	15,000	-	15,000
Disposal of a subsidiary	-	-		-	58,122	58,122	12,041	70,163
Foreign currency translation adjustment	-	-	-	-	1,487,222	1,487,222	1,668	1,488,890
Balance as of June 30, 2025 (unaudited)	47,912,831	$-	$421,530,660	$(334,433,987)	$(7,469,155)	$79,627,518	$118,729	$79,746,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(9,360,191)	$(12,710,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(640,203)	(663,122)
Net of cash acquired of 60% of Hezhe’s equity interests	-	(355,400)
Net of cash decrease of disposal of Cenntro Electric CICS, SRL	(10,723)	-
Cash dividend from long-term investment	-	55,440
Proceeds from disposal of property, plant and equipment	77,433	39,720
Proceeds from interest and redemption of equity securities	-	573,441
Loans provided to a related party	(27,576)	-
Net cash used in investing activities	(601,069)	(349,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,354,794	475,236
Repayments to bank loans	(183,727)	(13,600)
Loans proceed from third parties	1,123,487	-
Repayment of loans to third parties	(360,000)	-
Loans proceed from related parties	1,000,000	-
Net cash provided by financing activities	2,934,554	461,636

Effect of exchange rate changes on cash, cash equivalents and restricted cash	157,307	(546,408)

Net decrease in cash, cash equivalents and restricted cash	(6,869,399)	(13,145,153)
Cash, cash equivalents and restricted cash at beginning of period	12,960,488	29,571,897
Cash, cash equivalents and restricted cash at end of period	$6,091,089	$16,426,744

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	5,992,986	16,010,923
Restricted cash	92,583	197,682
Cash, cash equivalents and restricted cash at end of period, held for sale	5,520	218,139
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	6,091,089	16,426,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,928	$338,415
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANCACTION:
Conversion of convertible bonds into shares	$1,826,131	$-
Cashless exercise for warrants	$12,487,838	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

(a)	Historical and principal activities

Cenntro Inc. or the Company was incorporated in the State of Nevada on March 9, 2023, under the Nevada Revised Statutes (the “NRS”). As a holding company with no material operations of its own, Cenntro Inc. conducts operations through its subsidiaries in the United States, Australia, Europe, Mexico, Hong Kong, and in the People’s Republic of China, which are referred to as the PRC or China.

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

On June 23, 2021, the Company invested RMB2,000,000 (approximately $276,239) in Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”) to acquire 20% of its equity interest. On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest. For information of the equity investing agreement, see Note 3 of the Company 2024 Form 10-K, “Business Combination”.

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

In November 2024, the Company decided to restructure its European operations by phasing out the existing subsidiary-based direct sales model and implementing a centralized dealership distribution system. This strategic shift aims to appoint qualified regional distributors with proven market penetration capabilities, thereby reducing reliance on maintaining local operational entities.

Concurrently, the Company is reallocating capital and managerial resources to accelerate growth in its core markets of North America and Asia.

As a result of this strategic shift, three European subsidiaries: CEGE, Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R. (“the disposal group”) were scheduled for structured dissolution.

Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Cash and cash equivalents	$5,520	$140,029
Accounts receivable, net	1,139,219	1,406,457
Inventories	2,662,177	4,983,432
Prepayment and other current assets	1,275,302	1,035,486
Long-term investment	108,646	89,533
Other non-current assets	-	54,032
Total assets classified as held for sale	5,190,864	7,708,969

Accounts payable	$1,463,462	$1,534,467
Accrued expenses and other current liabilities	576,908	809,773
Contractual liabilities	149,916	80,696
Operating lease liabilities, current	-	30,603
Total liabilities classified as held for sale	$2,190,286	$2,455,539

The key components of loss from discontinued operations for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net revenues	$162,179	$2,054,744
Cost of goods sold	(768,189)	(2,562,427)
Gross loss	(606,010)	(507,683)

Selling and marketing expenses	(124,534)	(1,409,472)
General and administrative expenses	(398,227)	(1,024,255)
Research and development expenses	-	(274,595)
Provision for credit losses	(428,610)	-
Total operating expenses	(951,371)	(2,708,322)

Loss from discontinued operations	(1,557,381)	(3,216,005)

Income from long-term investments	6,359	13,078
Foreign currency exchange loss, net	(138,140)	(101,509)
Other (loss) income, net	(320,040)	321,263
Loss from discontinued operations before taxes	(2,009,202)	(2,983,173)
Income tax benefit	-	17,967
Loss from discontinued operations, net of tax	$(2,009,202)	$(2,965,206)

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of June 30, 2025, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH (3)	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Bison Motors Inc. (formerly known as “Teemak Power Corporation”) (1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”) (3)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”) (2)	June 16, 2011	PRC	100% owned by Cenntro Inc.
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”) (2)	July 12, 2012	PRC	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L. (3)	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric GmbH	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak Power Corporation changed its name to Bison Motors Inc.

(2)	As of the issuance date of this report on Form 10-Q, Sinomachinery Zhejiang and Cenntro Machinery were in the process of being deregistered.

(3)	The subsidiaries were scheduled for structured dissolution and were measured as held for sale operations.

(4)
On April 1, 2025, the other shareholder of Cenntro Electric CICS, SRL, Billy Rafael Romero Del Rosario increased his shareholding from 10 shares to 29,010 shares through additional capital distribution. As a result, the total number of issued shares in Cenntro Electric CICS, SRL increased from 1,000 to 30,000, reducing the Company’s equity interest from 99% to 3.3%, and Cenntro Electric CICS, SRL was no longer a subsidiary of the Company. The Company accounts for the investment under equity investment without readily determinable fair values.On April 24, 2025, the Company entered an agreement with Casida Del Rosario Alvarado to dispose its equity interest of Cenntro Electric CICS, SRL, with a consideration of DOP100,000(approximately $1,694). For the six months ended June 30, 2025, the Company recognized gain of $1,157,556 from disposal of Cenntro Electric CICS, SRL.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2025 and for the three months and six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months and six months ended June 30, 2025 are not necessarily indicative of the results for the full year or any future periods.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the six months ended June 30, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$7,976,499	$9,610,536
Spare-parts sales	505,779	1,978,161
Other service income	229,877	123,794
Net revenues	8,712,155	11,712,491
Less: Net revenues, discontinued operation	(162,179)	(2,054,744)
Net revenues, continuing operation	$8,549,976	$9,657,747

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$1,931,593	$2,294,674
Europe	5,786,495	3,654,430
America	960,227	5,763,387
Others	33,840	-
Net revenues	8,712,155	11,712,491
Less: Net revenues, discontinued operation	(162,179)	(2,054,744)
Net revenues, continuing operation	$8,549,976	$9,657,747

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2025 and 2024, the Company recognized $568,035 and $923,815 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable, net	$4,375,966	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,139,219)	(1,406,457)
Accounts receivable, net, held for continuing operation	3,236,747	3,281,865

Contractual liabilities	$4,904,249	$4,202,001
Less: contractual liabilities, held for discontinued operation	(149,916)	(80,696)
Contractual liabilities, held for continuing operation	4,754,333	4,121,305

(e)	Recently issued accounting standards pronouncements

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption has no significant impact on the Company’s financial statements and disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company will adopt the new guidance in accordance with the effective dates specified in ASU 2025-05.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	June 30, 2025 (Unaudited)	December 31, 2024
Accounts receivable	$7,969,806	$6,706,364
Less: provision for credit losses	(3,593,840)	(2,018,042)
Total accounts receivable, net	4,375,966	4,688,322
Less: accounts receivable, net, held for discontinued operations	(1,139,219)	(1,406,457)
Accounts receivable, net, held for continuing operations	$3,236,747	$3,281,865

The changes in the provision for credit losses were as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$2,018,042	$1,912,268
Additions	1,346,762	-
Write-off	(21,280)	(172,443)
Foreign exchange	250,316	(56,332)
Balance at the end of the period	3,593,840	1,683,493
Less: balance of held for discontinued operations	(2,183,544)	(1,198,477)
Balance of held for continuing operations	$1,410,296	$485,016

NOTE 4 - INVENTORIES

Inventories were summarized as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Raw material	$10,083,491	$10,071,694
Work-in-progress	1,466,609	1,395,282
Goods in transit	219,356	129,821
Finished goods	25,427,481	25,655,019
Inventories, gross	37,196,937	37,251,816
Less: Inventory valuation allowance	(9,096,992)	(8,255,880)
Total inventories, net	28,099,945	28,995,936
Less: inventories, net, held for discontinued operations	(2,662,177)	(4,983,432)
Inventories, net, held for continuing operations	$25,437,768	$24,012,504

The changes in inventory valuation allowance were as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$8,255,880	$3,504,333
Addition	1,442,261	1,725,891
Write-off	(687,454)	(727,927)
Foreign exchange	86,305	(35,058)
Balance at the end of the period	$9,096,992	$4,467,239

NOTE 5 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$12,916,541	$13,435,558
Deductible input value added tax	5,934,505	5,284,726
Others	1,034,514	390,617
Total prepayment and other current assets	19,885,560	19,110,901
Less: prepayment and other current assets, held for discontinued operations	(1,275,302)	(1,035,486)
Prepayment and other current assets, held for continuing operations	$18,610,258	$18,075,415

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,108,108	$2,068,951
Able 2rent GmbH (DEU) (2)	108,646	89,533
Total equity method investment, net	2,216,754	2,158,484
Less: equity method investment, net, held for discontinued operations	(108,646)	(89,533)
Equity method investment, net, held for continuing operations	$2,108,108	$2,068,951

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,149,757) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $117,700) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. The Company accounts for the investment under the equity method. The Company accounts for the investment under the equity method because it does not have control over Able 2rent GmbH (DEU) as the Company does not participate in its operation and does not serve as member of board of directors.

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Total equity investment without readily determinable fair values, net	1,000,000	1,000,000
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,000,000	$1,000,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company held 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest as of June 30, 2025.

(c)	Debt security investments

On July 24, 2023, the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August 2023, the Company paid a total amount of $600,000 to the Issuer. On August 30, 2024, the two parties made amendments to the purchase agreement to reduce the total purchase amount from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. On August 7, 2025, the two parties made amendments to extend the maturity date to July 24, 2026. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000. The balance of debt investments, held for continuing operations was $656,712 and $641,712, respectively, as of June 30, 2025 and December 31, 2024.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – INVESTMENT IN EQUITY SECURITY

Investment in equity security consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
MineOne Fix Income Investment I L.P (1)	$27,120,596	$26,604,319
Total investment in equity security	27,120,596	26,604,319
Less: investment in equity security, held for discontinued operations	-	-
Investment in equity security, held for continuing operations	$27,120,596	$26,604,319

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

For the six months ended June 30, 2025 and 2024, the Company received distribution of nil and $500,000 of investment in MineOne, respectively.

For the six months ended June 30, 2025 and 2024, the Company recorded upward adjustments $516,277 and $494,451 for changes in fair value of the equity investment, held for continuing operations, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31,2024
	(Unaudited)
At cost:
Plant and building	$13,503,998	$13,272,630
Land	1,063,270	1,063,270
Machinery and equipment	3,477,075	3,575,885
Leasehold improvement	2,513,030	2,129,632
Office equipment	3,082,341	2,497,514
Motor vehicles	1,492,008	1,412,266
Construction in progress	114,621	418,340
Total	25,246,343	24,369,537
Less: accumulated depreciation	(6,897,624)	(6,019,046)
Impairment	(1,079,648)	(949,485)
Property, plant and equipment, net	17,269,071	17,401,006
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$17,269,071	$17,401,006

Depreciation expenses charged to the continuing operations for the six months ended June 30, 2025 and 2024 were $894,429 and $765,295, respectively. There’s no depreciation expense of discontinued operations for the six months ended June 30, 2025 and 2024.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
At cost:
Land use right	$5,534,396	$5,431,507
Trademark	861,564	757,693
Technology	781,528	687,306
Software	117,458	115,035
Total	7,294,946	6,991,541
Less: accumulated amortization	(1,050,296)	(766,239)
Intangible assets, net	6,244,650	6,225,302
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$6,244,650	$6,225,302

Amortization expenses charged to the continuing operations for the six months ended June 30, 2025 and 2024 were $211,496 and $202,949, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – ACCOUNTS PAYABLE

	June 30, 2025	December 31, 2024
	(Unaudited)
Professional fees payable	$2,263,892	$2,861,695
Payable to suppliers	2,993,354	3,697,743
Others	129,107	110,739
Total accounts payable	5,386,353	6,670,177
Less: accounts payable, held for discontinued operations	(1,463,462)	(1,534,467)
Accounts payable, held for continuing operations	$3,922,891	$5,135,710

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	June 30,2025	December 31, 2024
	(Unaudited)
Accrued litigation compensation	$1,784,688	$1,761,275
Loan from third parties (1)	1,403,178	626,516
Accrued expenses	549,054	411,941
Other taxes payable	434,769	624,404
Employee payroll and welfare payables	222,894	271,147
Credit card payable	110,777	111,703
Accrued interest for convertible promissory note	51,349	270,690
Others	314,602	379,600
Total accrued expenses and other current liabilities	4,871,311	4,457,276
Less: accrued expenses and other current liabilities, held for discontinued operations	(576,908)	(809,773)
Accrued expenses and other current liabilities, held for continuing operations	$4,294,403	$3,647,503

(1)
This mainly represented the loan from Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Gregory Hancke Hurzzeitdarlehen, Meiya Xu, Suleiman International and Commas International Holding, LLC. From April 30, 2024 to April 9, 2025 the Company entered into agreements with Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc. Hongbo Jin and Suleiman International to borrow interest-free loans of $258,832, $200,000, $100,000,$110,000 and $300,000, which were due on April 30, 2026, September 9, 2025, March 31, 2026, March 27, 2026 and April 9, 2026, respectively. On March 5, 2025, the Company entered an agreement with Gregory Hancke Hurzzeitdarlehen to borrow EUR99,000 (approximately $116,523), with interest rate of 7.5% per annum and due on December 31, 2025. On January 23, 2025, the Company entered an agreement with Meiya Xu to borrow RMB400,000 (approximately $55,838), with the interest rate of 3.45% and due on January 23, 2026. On June 20, 2025, the Company entered an agreement with Commas International Holding, LLC to borrow $250,000, with the interest rate of 5.00% and due on June 20, 2026.

NOTE 12 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of June 30, 2025 (Unaudited)		As of December 31, 2024
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana (1)	10.00%	April and June 2024	April and June 2029	$-	$-	$-	$86,778	$362,386
Bank of Multiple Promerica Republic Dominicana (2)	10.00%	June and July 2024	May 2025	-	-	-	162,836	-
Industrial and Commercial Bank of China(3)	2.50%	May and June 2025	May and June 2026	1,221,453	1,221,453	-	-	-
Total borrowings				1,221,453	1,221,453	-	249,614	362,386
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$1,221,453	$1,221,453	$-	$249,614	$362,386

(1)     On April 30, 2024 and June 21, 2024, Cenntro Electric CICS, SRL borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. Cenntro Electric CICS, SRL should repay the loan monthly in five years after the month the loans were borrowed. As of June 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary of the Company.

(2)      In April 2024, Cenntro Electric CICS, SRL was granted bank facility of DOP10,000,000 (approximately $159,644) or equivalent USD from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, with the contract term of five years. During the term of this agreement, the facility shall be reviewed on each annual calendar date. As of June 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary of the Company.

(3)     On May 13, 2025, the Company was granted bank facility of RMB10,000,000 (approximately $1,395,946) from Industrial and Commercial Bank of China, with the interest of 2.50%, with the period from May 13, 2025 to May 12, 2028. In May and June 2025, loan principle of $1,221,453 was borrowed from the bank and will be due in May and June 2026. The loan was pledged by the plants and building and land with net value of RMB 120,233,434 (approximately $16,783,940).

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

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the six months ended June 30, 2025 and 2024.

The components of losses (income) before income taxes are summarized as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
PRC	$5,217,096	$4,842,423
US	5,187,770	4,834,603
Europe	3,401,675	6,359,899
Australia	1,498,725	1,703,066
Others	282,639	718,742
Total losses before income taxes	15,587,905	18,458,733
Less: losses before income taxes for discontinued operations	(2,009,202)	(2,983,173)
Losses before income taxes for continuing operations	$13,578,703	$15,475,560

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

A summary of lease cost of continuing operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$1,703,582	$2,235,290
Short-term lease expenses	70,559	183,679
Total	$1,774,141	$2,418,969

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	June 30, 2025 (Unaudited)	June 30, 2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$754,386	$1,531,851
Weighted average remaining lease term	4.03 years	5.99 years
Weighted average discount rate	7.35%	6.36%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of June 30, 2025:

Operating Leases
For the remaining of the year ended December 31, 2025	$3,274,469
For the years ended December 31,
2026	3,360,345
2027	3,101,308
2028	1,187,380
2029	827,021
2030 and thereafter	1,325,912
Total lease payments	13,076,435
Less: imputed interest	1,586,700
Total	11,489,735
Less: current portion	4,841,903
Non-current portion	$6,647,832

A summary of lease cost of discontinued operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$-	$317,322
Short-term lease expenses	99,092	68,948
Total	$99,092	$386,270

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	June 30, 2025 (Unaudited)	June 30,2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$32,353	$349,972
Weighted average remaining lease term	-	0.50 years
Weighted average discount rate	-	3.18%

No lease liabilities held for discontinued operations under operating leases as of June 30, 2025.

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

On May 16, 2025, the Company and About Investment Pte. Ltd. a Singapore exempt private company limited by shares (“Holder”) entered into an amendment (the “Note Amendment”) to the Note originally issued by the Company on July 20, 2022, in an original principal amount of $52,237,500.

Pursuant to the Note Amendment, the parties have agreed to amend the floor price of any conversions of the Note to $0.202 per share equal to an eighty percent (80%) discount of the closing bid price of the Company’s common stock during the trading day immediately preceding the Note Amendment, which will be adjusted accordingly in the event of a share split or combination. The terms of the Amended Note continue to grant the Holder the right to convert from time to time at its election, all or any portion of the outstanding balance of the Note into shares common stock of the Company at the conversion price, which is equal to the lesser of (i) the fixed conversion price or (ii) eighty-five percent (85%) of the ten (10) day VWAP during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date, and in each case subject to adjustment set forth in the Note.

The Note continues to contains an ownership limitation, pursuant to which the Company shall not effect any issuance of shares of common stock to the extent that such issuance would cause the Holder, together with its affiliates, to beneficially own a number of common shares exceeding 9.99% of the number of shares of common stock outstanding on such date, including shares of common stock issuable upon such conversion under the Note.

The movement of Note during the six months ended June 30, 2025 and 2024 are as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	(5,000)
As of June 30, 2024 (Unaudited)	$9,951,000

As of December 31, 2024	9,952,000
Convertible promissory notes issued during the year	-
Note amendment	1,756,137
Exercise	(1,214,708)
Fair value change recognized	(214,429)
As of June 30, 2025 (Unaudited)	$10,279,000

The estimated fair value of the Note as of June 30, 2025 and December 31, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	June 30, 2025 (Unaudited)	December 31, 2024
Face value principal payable	$8,738,673	$9,953,381
Original conversion price	$1.2375 per share	$1.2375 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.56	1.05
Volatility	65.12%	59.62%
Market yield (range)	16.93%	9.24%
Risk free rate	4.06%	4.33%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2026	January 19, 2026

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

The movement of warrants during the six months ended June 30, 2025 and 2024 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2023	873,810	$12,189,508	247,333	$3,456,578
Exercise of warrants	-	-	-	-
Fair value change recognized	-	(2,713)	-	(819)
As of June 30, 2024 (Unaudited)	873,810	$12,186,795	247,333	$3,455,759

As of December 31, 2024	870,227	$12,137,087	247,333	$3,455,829
Exercise of warrants	(870,227)	(12,487,838)	-	-
Fair value change recognized	-	350,751	-	968
As of June 30, 2025 (Unaudited)	-	$-	247,333	$3,456,797

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	June 30, 2025 (Unaudited)	December 31, 2024
Expected term (years)	2.05	2.55
Volatility	61.30%	62.78%
Risk free rate	3.71%	4.32%
Expected expiry date	July 19, 2027	July 19, 2027

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

For the six months ended June 30, 2025 and 2024, the total share-based compensation expenses were comprised of the following:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative expenses	$1,285,083	$1,500,783
Selling and marketing expenses	31,103	96,970
Research and development expenses	143,402	175,367
Total	$1,459,588	$1,773,120

A summary of share options activity for the six months ended June 30, 2025 and 2024 were as follows:

	Number of Share Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2023	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(82,710)	17.00
Expired	(146,783)	16.81
Outstanding at June 30, 2024 (Unaudited)	1,795,622	13.92	4.06	-

Outstanding at December 31, 2024	1,733,052	13.80	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(15,914)	16.80
Expired	(69,570)	7.19
Outstanding at June 30, 2025 (Unaudited)	1,647,568	14.05	3.38	-
Expected to vest at June 30, 2025 (Unaudited)	189,952	16.85	6.69	-
Exercisable as of June 30, 2025 (Unaudited)	1,457,616	13.62	2.95	-

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

As of June 30, 2025, there was approximately $2,159,811 of total unrecognized compensation cost from continuing operations related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 0.75 years.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - CONCENTRATIONS

Continuing operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended
	June 30, 2025 (Unaudited)		June 30, 2024 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$3,501,527	41%	$-	-
B	-	-	2,451,000	25%
C	*	*	1,756,994	18%
D	-	-	1,290,000	13%
Total	$3,501,527	41%	$5,497,994	56%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
E	$1,405,952	30%	$1,372,307	36%
F	1,035,912	22%	*	*
Total	$2,441,864	52%	$1,372,307	36%

*	Indicates below 10%.

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
G	$995,310	21%	$-	-
E	817,235	17%	823,522	20%
H	850,848	18%	855,240	21%
Total	$2,663,393	56%	$1,678,762	41%

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – CONCENTRATIONS (CONTINUED)

(b)	Suppliers

For the six months ended June 30, 2025 and 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Six Months Ended,
	June 30, 2025 (Unaudited)		June 30, 2024 (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	$3,889,722	52%	$2,376,022	39%
Total	$3,889,722	52%	$2,376,022	39%

As of June 30, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of June 30, 2025 (Unaudited)			As of December 31, 2024
Supplier	Amount		% of Total	Amount	% of Total
D	$	*	*	$767,767	15%
B		483,558	12%	*	*
C		443,788	11%	*	*
Total		$927,346	23%	$767,767	15%

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers, held for continuing operation as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
A	$5,754,388	45%	$4,812,746	36%
D	-	-	2,978,991	22%
F	2,512,703	20%	2,465,990	18%
Total	$8,267,091	65%	$10,257,727	76%

*	Indicates below 10%.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – CONCENTRATIONS (CONTINUED)

Discontinued operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for discontinued operation for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended,
	June 30, 2025 (Unaudited)		June 30, 2024 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
I	$32,544	20%	$-	-
J	31,187	19%	*	*
K	24,654	15%	-	-
L	22,542	14%	535,640	26%
M	18,876	12%	-	-
N	-	-	340,303	17%
O	-	-	221,167	11%
Total	$129,803	80%	$1,097,110	54%

The following table sets forth information as to each customer that accounted for 10% or more of gross accounts receivable for discontinued operation as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
N	$408,507	12%	$207,020	15%
P	1,316,971	40%	1,158,196	82%
Q	605,637	18%	*	*
Total	$2,331,115	70%	$1,365,216	97%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for discontinued operation as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
R	68,904	46%	60,597	75%
S	65,029	43%	13,725	17%
Total	$133,933	89%	$74,322	92%

*	Indicates below 10%.

(b)	Suppliers

For the six months ended June 30, 2025 and 2024, there’s no suppliers, each of whom accounted for 10% or more of the Company’s total purchases of discontinued operation.

As of June 30, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of discontinued operation, were as follows:

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
G	$603,728	41%	$530,942	35%
H	430,487	29%	378,587	25%
Total	$1,034,215	70%	$909,529	60%

*	Indicates below 10%.

As of June 30, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s advance of suppliers, held for discontinued operation, were as follows:

	As of June 30, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
I	$14,689	13%	$12,918	13%
J	13,495	12%	11,868	12%
Total	$28,184	25%	$24,786	25%

*	Indicates below 10%.

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

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued the order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed us that they do not intend to file a second amended complaint, which means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. On July 14, 2025, Wang filed his Answer to Plaintiff’s First Amended Complaint. On July 15, 2025, the District Court entered a case management order, scheduling an initial scheduling conference for August 11 and directing the parties to submit a joint discovery plan.We anticipate remote financial consequences will incur to the company.

On July 3, 2025, Cenntro Electric Group (Europe) GmbH (“CEGE”) demanded the return of a EUR 180,000 rental deposit from its former landlord following the termination of a commercial lease on December 31, 2024. Without response form the landlord, CEGE initiated legal proceedings on July 22, 2025, by filing an online payment order (Mahnantrag) with the District Court of Hünfeld, claiming the full deposit amount, statutory interest, and legal fees.

On February 12, 2025, Cenntro Automotive Corporation (“CAC”) submitted an application for arbitration with China International Economic and Trade Arbitration Commission, against Anhui Deepway Technology Co., Ltd. (“Deepway”), requesting an economic damage of RMB320,000 and continuation of performance of the Strategic Cooperation Agreement signed between the two parties in July 2024. CAC is actively preparing materials for the arbitration proceedings, meanwhile also exploring the possibility of a settlement with Deepway.

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. On April 30, 2024, MHP filed a Notice of Removal of this action from the Superior Court of New Jersey to the U.S. District Court for the District of New Jersey. At the time of this report, the case remains active with parties performing required interrogatories and discovery. The matter is ongoing with outcomes anticipated in 4th quarter of 2025 or the 1st quarter of 2026.

On March 28, 2025 BAL Freeway Associates, LLC filed an Unlawful Detainer against Cenntro Automotive Corporation alleging non-payment of rents for commercial leased property in San Bernadino County, Ontario, CA. At the time of this report negotiations between parties have been culminated in a partial settlement with possession begin restored to BAL Freeway Associates on May 31, 2025, and the issue of damages remains outstanding. . On June 18, 2025, BAL Freeway filed a First Amended Complaint for Damages for Breach of Contract, seeking full damages resulting from the alleged breach of the Lease, claiming total losses no lower than $4,400,000. Negotiations are ongoing at this early stage of the reclassified Civil Matter.

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
NOTE 19 - RELATED PARTY TRANSACTIONS AND BALANCES

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary as of June 30, 2024. Since May 8, 2024, Hangzhou Hezhe became a subsidiary of the Company.
Billy Rafael Romero Del Rosario
A shareholder who owns 1% equity interest of Cenntro Electric CICS, SRL and is the CEO of Cenntro Electric CICS, SRL as of December 31, 2024. Since April 1, 2025,  Billy Rafael Romero Del Rosario was not a related party of the Company with the disposal of Cenntro Electric CICS, SRL.

Zhongchai Holding (Hongkong) Limited(“Zhongchai”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Greenland Energy Technologies Co., Ltd.(“Greenland”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the six months ended June 30, 2025 and 2024, the Company had the following material related party transactions for the continuing operation.

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income from a related party
Zhejiang RAP	$-	$22,167

Interest expense to a related party
Zhongchai	16,042	-

Purchase of raw materials from related parties
Hangzhou Hezhe	-	3,750

Interests-bearing loan from a related party
Zhongchai	1,000,000	-

Interests-bearing loan to a related party
Greenland	27,760	-

Refund on purchase of raw materials
Hangzhou Hezhe	-	69,232

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	25,378	52,058

Reimbursement from a related party
Billy Rafael Romero Del Rosario	88,646	-

(1)
This was the payment to this related party for daily operating reimbursement with no interest and without expiration date in Cenntro Electric CICS, SRL. As of June 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary  of the Company.

Amounts due from Related Parties

The following table presents amounts due from related parties as of June 30, 2025 and December 31, 2024.

	June 30, 2025(Unaudited)	December 31, 2024
Zhejiang RAP (1)	$11,951	11,729
Greenland (2)	28,105	-
Total amounts due from related parties	40,056	11,729
Less: amounts due from related parties, held for discontinued operations	-	-
Amounts due from related parties, held for continuing operations	$40,056	$11,729

(1)	The balance mainly represents the interest income receivable from the related party.

(2)
The balance mainly represents the loan and interest receivable from the related party. On May 29, 2025, the Company entered into a loan agreement (the “Loan Agreement”) with Greenland to lend $200,000 with interest rate of 7.50% per annum and the loan will be due on May 29, 2026.

Amounts due to Related Parties - current

The following table presents amounts due to related parties as of June 30, 2025 and December 31, 2024.

	June 30, 2025(Unaudited)	December 31, 2024
Zhongchai(1)	$1,016,042	$-
Billy Rafael Romero Del Rosario	-	26,226
Total amounts due to related parties	1,016,042	26,226
Less: amounts due to related parties, held for discontinued operations	-	-
Amounts due to related parties, held for continuing operations	$1,016,042	$26,226

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

NOTE 20 - SUBSEQUENT EVENT

Investment Pte. Ltd., a Singapore limited company, is the holder of the convertible note, as amended dated July 20, 2022 in the original principal amount of $52,237,500 (the "Note") pursuant to that certain securities purchase agreement, dated July 20, 2022. On July 17, 2025, Investment Pte. Ltd. delivered a conversion notice (the "Conversion Notice") to the Company requesting among other things, issuance of shares to cover the principal amount of $1,165,180 converted under the Note equal to the amount of 2,000,000 shares of Common Stock (the "Conversion Shares"). The Board of the Company determined that the conversion complies with the Note's terms and will result in the issuance of 2,000,000 shares, which will be duly authorized, validly issued, fully paid, and non-assessable .

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

Net revenues during the six months ended 2025 and 2024 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 260, Logistar™ 400, Logistar™ 450, Antric®, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries, and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for credit losses.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, freight costs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, trade shows, events, corporate communications, and brand-building activities. We expect our selling and marketing expenses to remain at the current level, as we have stabilized our blended sales channel mix, especially in Europe, by strengthening e-commerce and distributor networks, which reduces the reliance on high-cost direct selling.

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

Provision for credit losses

We adopted ASC 326 Financial Instruments – Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1. 2023 and interim periods therein. We used an expected credit loss model for the impairment of accounts receivable as of period ends. We believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. We measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, we will evaluate such accounts receivable for expected credit loss on an individual basis. Allowance for credit losses balances is written off when receivables are deemed uncollectible, following the exhaustion of all collection efforts and a determination that recovery. We expect provision for credit losses to decrease in the future as we shift our sales more to FOB terms, when goods will be delivered only if material payment are received.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the six months ended June 30, 2025 and 2024.

	Six Months ended June 30,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	1.33%	21.4%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	6,406,918	7,314,829	8,549,976	9,657,747
Cost of goods sold	(6,425,822)	(5,737,212)	(8,247,353)	(7,910,923)
Gross (loss) profit	(18,904)	1,577,617	302,623	1,746,824
Operating Expenses:
Selling and marketing expenses	(227,580)	(596,008)	(1,004,297)	(1,213,969)
General and administrative expenses	(5,167,754)	(7,070,810)	(10,101,922)	(12,986,881)
Research and development expenses	(648,861)	(1,030,953)	(1,433,039)	(2,540,874)
Provision for credit losses	(2,035,343)	-	(2,035,343)	-
Total operating expenses	(8,079,538)	(8,697,771)	(14,574,601)	(16,741,724)

Loss from operations	(8,098,442)	(7,120,154)	(14,271,978)	(14,994,900)

Other Income (Expense):
Interest expense, net	(156,396)	(97,788)	(275,084)	(24,546)
Gain (loss) from long-term investments	3	(16,318)	(36)	(30,188)
Other (expense) income, net	(70,378)	(205,006)	225,214	(152,454)
Gain from early termination of lease contract	-	-	1,138	-
Foreign currency exchange gain (loss), net	567,141	(382,991)	971,332	(628,170)
Gain (Loss) from cross-currency swaps	26,445	(4,346)	(9,695)	1,587
Change in fair value of convertible promissory notes and derivative liability	(134,161)	9,237	(137,290)	8,532
Loss from Note Amendment	(1,756,137)	-	(1,756,137)	-
Change in fair value of equity securities	259,565	259,564	516,277	494,451
Gain from disposal of Cenntro Electric CICS, SRL’s equity	1,157,556	-	1,157,556	-
Loss from acquisition of Hezhe	-	(149,872)	-	(149,872)
Net loss from continuing operations before tax	(8,204,804)	(7,707,674)	(13,578,703)	(15,475,560)
Income tax benefit	15,408	4,758	27,040	16,748
Net loss from continuing operations	(8,189,396)	(7,702,916)	(13,551,663)	(15,458,812)
Discontinued operations
Loss from discontinued operations, net of tax	(1,705,812)	(1,490,879)	(2,009,202)	(2,965,206)
Net loss	(9,895,208)	(9,193,795)	(15,560,865)	(18,424,018)
Less: net loss attributable to non-controlling interests	(5,871)	(10,968)	(17,192)	(11,040)
Net loss attributable to the Company’s shareholders	(9,889,337)	(9,182,827)	(15,543,673)	(18,412,978)

Comparison of the Three and Six months ended June 30, 2025 and 2024

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$6,078,798	94.9%	$6,174,394	84.4%	$7,890,062	92.3%	$7,697,504	79.7%
Spare-part sales	259,222	4.0%	1,097,090	15.0%	430,037	5.0%	1,885,903	19.5%
Other sales	68,898	1.1%	43,345	0.6%	229,877	2.7%	74,340	0.8%
Total net revenues	$6,406,918	100.0%	$7,314,829	100.0%	$8,549,976	100.0%	$9,657,747	100.0%

Net revenues for the six months ended June 30, 2025 were approximately $8.5 million, a decrease of approximately $1.1 million or 11.5% from approximately $9.7 million for the six months ended June 30, 2024. The decrease in net revenues in 2025 was primarily attributed to the decrease in spare-part sales by approximately $1.5 million due to the decrease in sales of iChassis™, offset by the increase in vehicle sales of approximately $0.2 million due to the improvement of sales volume and the increase in other sales of approximately $0.2 million. The net revenues in Europe market for the six months ended June 30, 2025 were approximately $5.6 million, an increase of approximately $4.0 million from approximately $1.6 million for the six months ended June 30, 2024. The net revenues in Asia market for the six months ended June 30, 2025 were approximately $1.9 million, a decrease of approximately $0.4 million from approximately $2.3 million for the six months ended June 30, 2024.

Net revenues for the three months ended June 30, 2025 were approximately $6.4 million, a decrease of approximately $0.9 million or 12.4% from approximately $7.3 million for the three months ended June 30, 2024. The decrease in net revenues in 2025 was primarily attributed to the decrease in spare-part sales by approximately $0.8 million due to the decrease in sales of iChassis™ and the decrease in vehicle sales of approximately $0.1 million. The net revenues in Europe market for the three months ended June 30, 2025 were approximately $4.8 million, an increase of approximately $3.9 million from approximately $1.0 million for the three months ended June 30, 2024. The net revenues in Asia market for the three months ended June 30, 2025 were approximately $0.8 million, a decrease of approximately $0.4 million from approximately $1.2 million for the three months ended June 30, 2024.

For the six months ended June 30, 2025, we sold 559 ECVs, including 30 fully assembled Metro® units, 28 fully assembled Logistar™ 200 units, 58 fully assembled Logistar™ 100 units, 33 fully assembled Teemak™ units, 2 fully assembled Logistar™ 260 units, 1 fully assembled Logistar™ 400 units, 80 fully assembled Logistar™ 450 units, 7 fully assembled Logistar™ 210 units, 222 fully assembled Avantier™ units, 14 Antric® units, 57 Clubcar units, 21 fully assembled Seres 5 units,  5 fully assembled Joylong-A4 units and 1 fully assembled Joylong-EA6 units, compared with 265 ECVs for the six months end ed June 30, 2024, including 17 fully assembled Metro® units, 6 fully assembled Logistar™ 200, 49 fully assembled Logistar™ 100, 16 fully assembled Teemak™, 29 fully assembled Logistar™ 260, 37 fully assembled Logistar™ 400, 56 fully assembled Avantier™ units, 2 fully assembled Logistar™ 210 units, 39 Clubcar units and 14 Antric® units.

For the six months ended June 30, 2025, we also sold 56 iChassis™ units, other than the 559 ECVs.

For the three months ended June 30, 2025, we sold 430 ECVs, including 10 fully assembled Metro® units, 21 fully assembled Logistar™ 200 units, 56 fully assembled Logistar™ 100 units, 1 fully assembled Teemak™ units, 1 fully assembled Logistar™ 400 units, 5 fully assembled Logistar™ 210 units, 191 fully assembled Avantier™ units, 7 Antric® units, 53 Clubcar units, 69 fully assembled Logistar™ 450 units and 16 fully assembled Seres 5 units, compared with 169 ECVs for the three months ended June 30, 2024, including 2 fully assembled Metro® units, 5 fully assembled Logistar™ 200, 31 fully assembled Logistar™ 100, 14 fully assembled Teemak™, 8 fully assembled Logistar™ 260 , 33 fully assembled Logistar™ 400, 44 fully assembled Avantier™ units, 2 fully assembled Logistar™ 210 units, 19 Clubcar units and 11 Antric® units.

For the three months ended June 30, 2025, we also sold 29 iChassis™ units, other than the 430 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in the Asia and European Union during the six months ended June 30, 2025. For the six months ended June 30, 2025, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 65.8%, 11.2%, 22.6% and 0.4%, respectively, compared to 16.6%, 59.6%, 23.8% and nil, respectively for the corresponding period in 2024.

The vast majority of our net revenues were generated from vehicle sales in the Asia during the three months ended June 30, 2025. For the three months ended June 30, 2025, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 76.8%, 10.9%, 11.8% and 0.5%, respectively, compared to 13.5%, 70.2%, 16.3% and nil, respectively for the corresponding period in 2024.

For the six months ended June 30, 2025, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 68.3%, 11.0%, 20.3% and 0.4%, respectively, compared to 19.4%, 74.8%, 5.8% and nil, respectively, for the corresponding period in 2024.

For the three months ended June 30, 2025, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 78.8%, 11.5%, 9.2% and 0.6%, respectively, compared to 15.0%, 83.1%, 1.9% and nil, respectively, for the corresponding period in 2024.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(5,217,636)	81.2%	$(3,085,137)	53.8%	$(6,833,600)	82.9%	$(4,327,240)	54.7%
Spare-part sales	(184,363)	2.9%	(921,271)	16.1%	(310,763)	3.8%	(1,785,090)	22.6%
Other sales	(71,986)	1.1%	(4,913)	0.1%	(151,153)	1.8%	(72,702)	0.9%
Inventory write-down	(951,837)	14.8%	(1,725,891)	30.0%	(951,837)	11.5%	(1,725,891)	21.8%
Total cost of goods sold	$(6,425,822)	100.0%	$(5,737,212)	100.0%	$(8,247,353)	100.0%	$(7,910,923)	100.0%

Cost of goods sold for the six months ended June 30, 2025 was approximately $8.2 million, an increase of approximately $0.3 million or approximately 4.3% from approximately $7.9 million for the six months ended June 30, 2024.  The increase of cost of vehicle sales was mainly caused by the increase in the cost of vehicle sales of approximately $2.5 million, offset by the decrease in the cost of spare-part sales and inventory write-down of approximately $1.5 million and $0.8 million, respectively.

Cost of goods sold for the three months ended June 30, 2025 was approximately $6.4 million, an increase of approximately $0.7 million or approximately 12.0% from approximately $5.7 million for the three months ended June 30, 2024. The increase of cost of vehicle sales was mainly caused by the increase in the cost of vehicle sales of approximately $2.1 million, offset by the decrease in the cost of spare-part sales and inventory write-down of approximately $0.7 million and $0.8 million, respectively.

Gross Profit/(Loss)

Gross Profit for the six months ended June 30, 2025 was approximately $0.3 million, a decrease of approximately $1.4 million from approximately $1.7 million of gross profit for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, our overall gross margin was approximately 3.5% and 18.1%, respectively. Our gross margin of vehicle sales for the six months ended June 30, 2025 and 2024 was 1.3% and 21.4%, respectively. The decrease of our overall gross profit was caused by the decrease in the gross profit of our vehicle sales of approximately $2.3 million, offset by the decrease in the inventory write-down of approximately $0.8 million.

Gross loss for the three months ended June 30, 2025 was approximately $0.02 million, a change of approximately $1.6 million from approximately $1.6 million of gross profit for the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, our overall gross margin was approximately -0.3% and 21.6%, respectively. Our gross margin of vehicle sales for the three months ended June 30, 2025 and 2023 was -1.5% and 22.1%, respectively. The decrease of our overall gross profit was caused by the decrease in the gross profit of our vehicle sales of approximately $2.2 million and the decrease in the gross profit of our spare-part sales of approximately $0.1 million, offset by the decrease in the inventory write-down of approximately $0.8 million.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2025 were approximately $1.0 million, a decrease of approximately $0.2 million or approximately 17.3% from approximately $1.2 million for the six months ended June 30, 2024. The decrease in selling and marketing expenses in 2025 was primarily attributed to the decrease in salary expenses, share-based compensations and service fee related to European market and distribution channel research of approximately $0.2 million, $0.1 million and $0.1 million, respectively, offset by the increase in freight of approximately $0.2 million.

Selling and marketing expenses for the three months ended June 30, 2025 were approximately $0.3 million, a decrease of approximately $0.4 million or approximately 61.8% from approximately $0.6 million for the three months ended June 30, 2024. The decrease in selling and marketing expenses in 2025 was primarily attributed to the decrease in expenses, service fee and freight of approximately $0.1 million, $0.1 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2025 were approximately $10.1 million, a decrease of approximately $2.9 million or approximately 22.2% from approximately $13.0 million for the six months ended June 30, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to a decrease in salary expense, office expenses, leasing cost, freight, rental expense and share-based compensation of approximately $1.4 million, $0.5 million, $0.5 million, $0.2 million, $0.1 million and $0.2 million, respectively.

General and administrative expenses for the three months ended June 30, 2025 were approximately $5.2 million, a decrease of approximately $1.9 million or approximately 26.9% from approximately $7.1 million for the three months ended June 30, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to a decrease in salary and social insurance, office expenses, freight, leasing cost, rental expense and share-based compensation of approximately $1.2 million, $0.3 million, $0.1 million, $0.2 million, $0.1 million and $0.1 million, respectively, offset by the increase in legal and professional fee of approximately $0.2 million.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 were approximately $1.4 million, a decrease of approximately $1.1 million or approximately 43.6% from approximately $2.5 million for the six months ended June 30, 2024. The decrease in research and development expenses in 2025 was primarily attributed to the decrease in design and development expenditures, share-based compensations, miscellaneous expenses and salary expense of approximately $0.1 million, $0.03 million, $0.09 million and $0.8 million, respectively.

Research and development expenses for the three months ended June 30, 2025 were approximately $0.6 million, a decrease of approximately $0.4 million or approximately 37.1% from approximately $1.0 million for the three months ended June 30, 2024. The decrease in research and development expenses in 2025 was primarily attributed the decrease in salary expense of approximately $0.4 million.

Interest expense, net

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $0.3 million for the six months ended June 30, 2025, representing an increase of approximately $0.3 million compared to the approximately $0.02 million in interest expense for the six months ended June 30, 2024.

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $0.2 million for the three months ended June 30, 2025, representing an increase of approximately $0.06 million compared to the approximately $0.1 million in interest income for the three months ended June 30, 2024.

Other income (expense), net

Other income, net for the six months ended June 30, 2025 was approximately $0.2 million, representing a change of approximately $0.4 million compared to approximately $0.2 million of other expense, net for the six months ended June 30, 2024. The change of other income (expense) in 2025 compared to 2024 was primarily attributable to i) the decrease in loss on disposal of PPE and other loss of approximately $0.07 million and $0.08 million, respectively, ii) an increase of approximately $0.06 million in income from government subsidies, iii) an increase of approximately $0.2 million in litigation compensation from Fujian Newlongma Automotive Co., Ltd.

Other expense, net for the three months ended June 30, 2025 was approximately $0.07 million, representing a decrease of approximately $0.1 million compared to approximately $0.2 million of other expense, net for the three months ended June 30, 2024. The decrease of other expense in 2025 compared to 2024 was primarily attributable to the decrease in loss on disposal of PPE and other loss of approximately $0.06 million and $0.07 million, respectively.

Change in fair value of equity securities

A loss in the change in fair value of equity securities for the six months ended June 30, 2025 was approximately $0.1 million.

A loss in the change in fair value of equity securities for the three months ended June 30, 2025 was approximately $0.1 million.

Loss from Note Amendment

A loss from Note Amendment  for the six months ended June 30, 2025 was approximately $1.8 million.

A loss from Note Amendment for the three months ended June 30, 2025 was approximately $1.8 million.

Gain from disposal of Cenntro Electric CICS, SRL’s equity

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the six months ended June 30, 2025 was approximately $1.2 million.

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the three months ended June 30, 2025 was approximately $1.2 million.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024

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

Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (or net loss) before net interest expense, income tax expense, depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense and other non-recurring expenses including expenses related to TME Acquisition, expenses related to one-off payment inherited from the original Naked Brand Group, impairment of goodwill, convertible bond issuance fee, loss on redemption of convertible promissory notes, and change in fair value of convertible promissory notes and derivative liability.

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

Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA may include adjustments for other items that we do not expect to regularly occur in future reporting periods. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below helps management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(9,895,208)	$(9,193,795)	$(15,560,865)	$(18,424,018)
Interest expense, net	156,396	97,788	275,084	24,546
Income tax benefit	(15,408)	(4,758)	(27,040)	(16,748)
Depreciation and amortization	555,647	484,704	1,105,925	975,244
Share-based compensation expense	719,937	866,793	1,459,588	1,773,120
Change in fair value of convertible promissory notes and derivative liability	134,161	(9,237)	137,290	(8,532)
Gain from Note Amendment	1,756,137		1,756,137
Adjusted EBITDA	$(6,588,338)	$(7,758,505)	$(10,853,881)	$(15,676,388)

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

As of June 30, 2025, we had approximately $6.0 million in cash and cash equivalents, approximately $3.2 million of accounts receivables, and approximately $25.4 million of inventory as compared to approximately $12.5 million in cash and cash equivalents, $3.3 million in accounts receivable, and $24.0 million in inventory as of December 31, 2024. For the six months ended June 30, 2025 and 2024, net cash used in operating activities was approximately $9.4 million and $12.7 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through June 30, 2025, we have spent over approximately $95.8 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of June 30, 2025, our working capital was approximately $26.0 million, as compared to a working capital of approximately $36.8 million as of December 31, 2024. The approximately $10.8 million decrease in working capital during 2025 was primarily due to (i) the decrease of cash and cash equivalents of approximately $6.6 million, and (ii) the increase in inventories, short term loans, contractual liabilities, accrued expense and other current liabilities, operating lease liabilities, convertible bonds and amounts due to related parties of approximately $1.4 million, $1.0 million, $0.6 million, $0.6 million, $1.4 million, $0.3 million and $1.0 million.

Cash Flow

	Six Months Ended June 30,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(9,360,191)	$(12,710,460)
Net cash used in investing activities	(601,069)	(349,921)
Net cash provided by financing activities	2,934,554	461,636
Effect of exchange rate changes on cash, cash equivalents and restricted cash	157,307	(546,408)
Net decrease in cash, cash equivalents, and restricted cash	(6,869,399)	(13,145,153)
Cash and cash equivalents, and restricted cash at beginning of the period-continuing	12,820,459	24,532,655
Cash and cash equivalents, and restricted cash at beginning of the period-discontinued	140,029	5,039,242
Cash and cash equivalents, and restricted cash at end of the period-continuing	6,085,569	16,208,605
Cash and cash equivalents, and restricted cash at end of the period- discontinued	$5,520	$218,139

Operating Activities

Our net cash used in operating activities was approximately $9.4 million, $12.7 million for the six months ended June 30, 2025 and 2024, respectively.

Net cash used in operating activities for the six months ended June 30, 2025 was primarily attributable to (i) our net loss of approximately $15.6 million and adjusted for non-cash items of approximately $7.5 million, which primarily consisted of share based compensation expense, net foreign currency exchange loss, depreciation and amortization, impairment of slow-moving inventories, gain from disposal of Cenntro Electric CICS, SRL’s equity, loss from Note Amendment, change in fair value of convertible promissory notes and derivative liability, allowance for doubtful receivables and amortization of operating lease right-of-use asset of approximately $1.5 million, $1.0 million, $1.1 million, $1.4 million, $1.2 million, $1.8 million, $0.1 million, $2.5 million and $1.7 million, respectively, (ii) the increase in inventories, accounts receivable, prepayment and other current assets of approximately $0.3 million, $0.3 million and $0.5 million, respectively, (iii) increase in deferred revenue, accrued expense and other current liabilities and other non-current assets of approximately $1.2 million , $0.4 million and $0.1 million, respectively, (iv) decrease in accounts payable and operating lease liabilities of approximately $1.4 million and $0.8 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $0.6 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2025 was primarily attributable to cash paid in purchase of plant and equipment of approximately $0.6 million.

Financing Activities

Net cash provided by financing activities was approximately $2.9 million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to the proceeds from bank loans, related parties and third parties of approximately $1.4 million, $1.0 million and $1.1 million, offset by the repayment of loans to third parties of approximately $0.4 million and repayment to bank loan of approximately $0.2 million.

Contractual Obligations

In June 2021, we signed two non-cancellable operating lease agreements for approximately 11,700 square feet and 3,767 square feet, respectively, of two floors of an office building in Hangzhou, China. These two leases renewed on May 2025. The lease period for each lease agreement began in June 2025 and ends in May 2026. Pursuant to each agreement, we paid the first six months of our rent obligations in May 2025 and thereafter will be obligated to make rental payments in advance semi-annually. The total annual base rent under these two lease agreements is $144,528 for the term ending May 2026.

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

On February 16, 2022, we signed a non-cancellable operating lease agreement for apartment 53D in the building at 555 Tenth Avenue, New York, NY 10018. The term is one year and one month, beginning on March 5, 2022 and ending on April 4, 2023. The monthly rent is $5,750. On February 1, 2023, we signed a renewal lease agreement. The term of this lease is one year, beginning on April 5, 2023 and ending on April 4, 2024. The lease was not renewed after April 4, 2024. The monthly rent is $5,950.

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

On September 1, 2024, we signed two non-cancellable operating lease agreements for approximately 5,398,050 square feet as office building and facility in Jiangsu, China. The lease period commenced on September 1, 2024 and ends on December 31, 2026. The total monthly rent is approximately $22,435.

On March 25, 2025, we signed a non-cancellable operating lease agreement for approximately 100,860 square feet as a facility in Barstow, California. The lease period commenced on June 1, 2025 and ends three years. The base rent for the first year is $12,000 per month. The monthly rent for the following two years is $12,360 and $12,731, respectively.

On May 19, 2025, we signed a non-cancellable operating lease agreement for approximately 100,860 square feet as a shop in Barcelona, Spain. The lease period commenced on May 19, 2025 and ends eighteen months. The rent-free period is from May 19, 2025 to June 30, 2025. The monthly rent is €2,154 (or approximately $2,357) and the rent will be adjusted annually based on the Consumer Price Index (CPI) published by the Spanish National Bureau of Statistics.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the six months ended June 30, 2025, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2025 and for the three months and six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months and six months ended June 30, 2025 are not necessarily indicative of the results for the full year or any future periods.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the six months ended June 30, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$7,976,499	$9,610,536
Spare-parts sales	505,779	1,978,161
Other service income	229,877	123,794
Net revenues	8,712,155	11,712,491
Less: Net revenues, discontinued operation	(162,179)	(2,054,744)
Net revenues, continuing operation	$8,549,976	$9,657,747

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$1,931,593	$2,294,674
Europe	5,786,495	3,654,430
America	960,227	5,763,387
Others	33,840	-
Net revenues	8,712,155	11,712,491
Less: Net revenues, discontinued operation	(162,179)	(2,054,744)
Net revenues, continuing operation	$8,549,976	$9,657,747

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2025 and 2024, the Company recognized $568,035 and $923,815 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provides information about receivables and contractual liabilities from contracts with customers:

	June 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable, net	$4,375,966	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,139,219)	(1,406,457)
Accounts receivable, net, held for continuing operation	3,236,747	3,281,865

Contractual liabilities	$4,904,249	$4,202,001
Less: contractual liabilities, held for discontinued operation	(149,916)	(80,696)
Contractual liabilities, held for continuing operation	4,754,333	4,121,305

Recently issued accounting standards pronouncement

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

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption has no significant impact on the Company’s financial statements and disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company will adopt the new guidance in accordance with the effective dates specified in ASU 2025-05.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Material Weaknesses in Internal Control over Financial Reporting

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures was not effective as of June 30, 2025, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2024 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of June 30, 2025.

Unless and until these material weaknesses are remediated, or if new material weaknesses arise in the future, material misstatements could occur and go undetected in our interim or annual Consolidated Financial Statements, and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with United States Securities and Exchange Commission rules and regulations, which could result in, among other things, regulatory or enforcement actions, securities litigation, limitations on our ability to access capital markets, debt rating agency downgrades or rating withdrawals, or loss in confidence of our investors, any one of which could adversely affect the valuation of our common stock and our business prospects. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Please refer to the description as contained in “Item 8 Financial Statements and Supplementary Data” on page F-1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the information described below.

In June 2022, Sevic Systems SE (“Sevic”) filed for injunctive relief in a corporate court in Brussels, Belgium, alleging CAE infringement of Sevic’s intellectual property (“IP”) rights. The injunctive action was also directed against LEIE Center SRL (“LEIE”) and Cedar Europe GmbH (“Cedar”), two distribution partners of CAE. There, Sevic claims it acquired all IP rights to an electric vehicle, the so-called CITELEC model (“CITELEC”), fully and exclusively from the French company SH2M Sarl (“SH2M”) under Mr. Pierre Millet. Sevic claims these rights were acquired under a 2019 IP transfer agreement. According to Sevic, the METRO model (“METRO”) produced by Cenntro Electro Group Ltd. (“Cenntro”) and distributed by CAE derives directly from the CITELEC. The distribution of the METRO, therefore, allegedly infringes on Sevic’s IP rights. In its action, Sevic relies on (Belgian) copyright law and unfair business practices. On February 2, 2023, the president of the commercial court of Brussels rendered a judgment, declaring i) the claim against Cedar was inadmissible and ii) The main claim against CAE and LEIE was founded. According to the president’s opinion the CITELEC-model can enjoy copyright protection and determined it was sufficiently proven that Sevic acquired the copyrights of the CITELEC-model. The president then concluded that the distribution of the METRO-model in Belgium constituted a violation of article XI. 165 §1 of the Belgian Code of Economic Law and thereby ordered the cessation of the distribution of the METRO-model, a penalty in the form of a fine of EUR20,000.00 per sold vehicle in Belgium and EUR5,000.00 for each other infringement in Belgium after the judgement was served with a maximum fine of EUR500,000.00 for LEIE and EUR1,000,000.00 fine for CAE. Because CAE has not sold any METRO-models in Belgium, the Company believes the judgement is incorrect but has accrued the related liability according to the judgement made. On April 17, 2023 CAE filed a writ of appeal. The introductory hearing was scheduled for May 22, 2023. The judge did not give any legal assessment at the hearing. All parties have been granted deadlines for written pleadings. On January 29, 2025, CAE rejected the late delivered final writ by lawyers of Sevic, which should have been received by September 2, 2024. As of the date hereof, the Company believes is not possible to determine what the outcome of these proceedings will be.

On July 22, 2022, Xiongjian Chen (“Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued an order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed the Company that they do not intend to file a second amended complaint, which we believe means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. On July 14, 2025, Wang filed his answer to Plaintiff’s first amended complaint. The Court scheduled an in-person conference on August 19, 2025 to discuss deadlines for completing various stages of discovery in the case. We anticipate remote financial consequences will be incurred by the Company.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in the Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: August 12, 2025.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)