Form 10-Q
period 2025-09-30
Cenntro Inc.
filed 2025-11-12
CIK 1707919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

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

The registrant had 87,912,831 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of November 12, 2025.

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

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares and per share data)

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Note	2025	2024	2025	2024

Net revenues	2(d)	$4,570,218	$16,230,299	$13,120,194	$25,888,046
Cost of goods sold		(4,466,900)	(9,932,846)	(12,714,253)	(17,843,769)
Gross profit		103,318	6,297,453	405,941	8,044,277

OPERATING EXPENSES:
Selling and marketing expenses		(811,999)	(4,361,736)	(1,816,296)	(5,575,705)
General and administrative expenses		(4,091,359)	(7,092,014)	(14,193,281)	(20,078,895)
Research and development expenses		(518,852)	(1,401,991)	(1,951,891)	(3,942,865)
Provision for credit losses		(1,554,841)	-	(3,590,184)	-
Total operating expenses		(6,977,051)	(12,855,741)	(21,551,652)	(29,597,465)

Loss from operations		(6,873,733)	(6,558,288)	(21,145,711)	(21,553,188)

OTHER INCOME (EXPENSE):
Interest expense, net		(112,706)	(34,198)	(387,790)	(58,744)
Loss from long-term investments		(26)	(94)	(62)	(30,282)
Change in fair value of convertible promissory notes and derivative liability		421,038	(6,725)	283,748	1,807
Loss from Note Amendment		-	-	(1,756,137)	-
Loss from early termination of lease contract		(538,317)	-	(537,179)	-
Change in fair value of equity securities		262,416	262,417	778,693	756,868
Foreign currency exchange gain, net		242,904	1,670,234	1,214,236	1,042,064
Loss from acquisition of Hezhe		-	-	-	(149,872)
Gain from disposal of Cenntro Electric CICS, SRL’s equity		-	-	1,157,556	-
Gain (loss) from cross-currency swaps		4,401	(705)	(5,294)	882
Gain on exercise of warrants		-	910	-	910
Other income (expense), net		200,566	(647,434)	425,780	(799,888)
Net loss from continuing operations before taxes		(6,393,457)	(5,313,883)	(19,972,160)	(20,789,443)
Income tax benefit		12,969	12,334	40,009	29,082
Net loss from continuing operations		(6,380,488)	(5,301,549)	(19,932,151)	(20,760,361)

Discontinued operations:
Loss from discontinued operations, net of tax		(334,600)	(3,680,038)	(2,343,802)	(6,645,244)

Net loss		(6,715,088)	(8,981,587)	(22,275,953)	(27,405,605)
Less: net loss attributable to non-controlling interests		(8,797)	(9,815)	(25,989)	(20,855)
Net loss attributable to the Company’s shareholders		$(6,706,291)	$(8,971,772)	$(22,249,964)	$(27,384,750)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment		(51,102)	916,164	1,437,788	(461,126)
Unrealized holding gains for available-for-sale securities		7,500	-	22,500	-
Total comprehensive loss		(6,758,690)	(8,065,423)	(20,815,665)	(27,866,731)

Less: total comprehensive loss attributable to non-controlling interests		(8,207)	(5,226)	(23,731)	(13,070)
Total comprehensive loss attributable to the Company’s shareholders		$(6,750,483)	$(8,060,197)	$(20,791,934)	$(27,853,661)

Weighted average number of shares outstanding, basic and diluted		51,217,179	30,841,106	39,568,669	30,832,928

Loss per common share
Continuing operations - basic and diluted		(0.12)	(0.17)	(0.50)	(0.67)
Discontinued operations - basic and diluted		(0.02)	(0.12)	(0.06)	(0.22)
Net loss per common share - basic and diluted		(0.14)	(0.29)	(0.56)	(0.89)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for number of shares)

	Note	September 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$4,438,499	$12,547,168
Restricted cash, current		96,563	273,291
Short-term investment		1,022	5,505
Accounts receivable, net	3	1,598,288	3,281,865
Inventories, net	4	24,290,180	24,012,504
Prepayment and other current assets, net	5	17,056,889	18,075,415
Amounts due from a related party - current	19	12,026	11,729
Assets held for sale, current	1(d)	4,793,741	7,708,969
Total current assets		52,287,208	65,916,446

Non-current assets:
Long-term time deposit		-	700,000
Long-term investments	6	3,785,501	3,710,663
Investment in equity security	7	27,383,012	26,604,319
Property, plant and equipment, net	8	16,731,523	17,401,006
Intangible assets, net	9	6,162,330	6,225,302
Right-of-use assets, net	14	5,254,900	9,948,831
Other non-current assets, net		1,105,265	2,059,747
Total non-current assets		60,422,531	66,649,868

Total Assets		$112,709,739	$132,566,314

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	10	$3,717,431	$5,135,710
Short-term loans and current portion of long-term loans	12	906,026	249,614
Accrued expenses and other current liabilities	11	5,221,917	3,647,503
Contractual liabilities	2(d)	3,699,047	4,121,305
Operating lease liabilities, current	14	3,240,088	3,426,067
Convertible promissory notes	15	7,466,000	9,952,000
Deferred government grant, current		108,426	100,060
Amounts due to a related party	19	873,575	26,226
Liabilities held for sale, current	1(d)	2,121,321	2,455,539
Total current liabilities		27,353,831	29,114,024

Non-current liabilities:
Long-term loans	12	-	362,386
Deferred tax liabilities	13	155,191	171,558
Deferred government grant, non-current		1,734,810	1,776,957
Derivative liability - investor warrant	15	-	12,137,087
Derivative liability - placement agent warrant	15	3,456,913	3,455,829
Operating lease liabilities, non-current	14	3,866,042	7,588,971
Total non-current liabilities		9,212,956	25,492,788

Total Liabilities		$36,566,787	$54,606,812

Commitments and contingencies	18

EQUITY
Common stock (No par value; 51,912,831 and 30,866,614 shares issued and outstanding as of September 30, 2025 and December 31, 2024)		-	-
Additional paid in capital		424,686,055	405,757,103
Accumulated deficit		(341,140,278)	(318,890,314)
Accumulated other comprehensive loss		(7,513,347)	(9,029,499)
Total equity attributable to shareholders		76,032,430	77,837,290
Non-controlling interests		110,522	122,212
Total Equity		$76,142,952	$77,959,502
Total Liabilities and Equity		$112,709,739	$132,566,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2023	30,828,778	$-	$402,337,393	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	2,643,214	-	-	2,643,214	-	2,643,214
Net loss	-	-	-	(27,384,750)	-	(27,384,750)	(20,855)	(27,405,605)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Fractional shares issued due to reverse stock split	17	-	-	-	-	-	-	-
Exercise of warrants	37,819	-	49,076	-	-	49,076	-	49,076
Foreign currency translation adjustment	-	-	-	-	(468,911)	(468,911)	7,785	(461,126)
Balance as of September 30, 2024 (unaudited)	30,866,614	$-	$405,029,683	$(301,408,251)	$(6,913,396)	$96,708,036	$151,896	$96,859,932

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2024	30,866,614	$-	$405,757,103	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	2,147,262	-	-	2,147,262	-	2,147,262
Conversion of convertible bonds into shares	6,390,850	-	4,293,852	-	-	4,293,852	-	4,293,852
Cashless exercise of warrant	14,655,367	-	12,487,838	-	-	12,487,838	-	12,487,838
Net loss	-	-	-	(22,249,964)	-	(22,249,964)	(25,989)	(22,275,953)
Unrealized holding gains for available-for-sale securities	-	-	-	-	22,500	22,500	-	22,500
Disposal of a subsidiary	-	-	-	-	58,122	58,122	12,041	70,163
Foreign currency translation adjustment	-	-	-	-	1,435,530	1,435,530	2,258	1,437,788
Balance as of September 30, 2025 (unaudited)	51,912,831	$-	$424,686,055	$(341,140,278)	$(7,513,347)	$76,032,430	$110,522	$76,142,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(10,781,365)	$(12,912,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(737,481)	(720,445)
Net of cash acquired of 60% of Hezhe’s equity interests	-	(355,400)
Purchase of short-term investment	-	(4,167,970)
Proceeds from short-term investment	-	8,431,348
Net of cash decrease of disposal of Cenntro Electric CICS, SRL	(10,723)	-
Cash dividend from long-term investment	-	55,573
Proceeds from disposal of property, plant and equipment	165,565	41,495
Proceeds from interest and redemption of equity securities	-	1,573,441
Loans provided to a related party	(27,701)	-
Repayment of loans from a related party	27,701	-
Net cash (used in) provided by investing activities	(582,639)	4,858,042

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,664,938	662,836
Repayments to bank loans	(806,990)	(38,600)
Loans proceed from third parties	1,416,238	708,832
Repayment of loans to third parties	(376,793)	(90,000)
Loans proceed from a related party	1,000,000	-
Repayment of loans to a related party	(160,000)	-
Net cash provided by financing activities	2,737,393	1,243,068

Effect of exchange rate changes on cash, cash equivalents and restricted cash	205,487	70,752

Net decrease in cash, cash equivalents and restricted cash	(8,421,124)	(6,740,149)
Cash, cash equivalents and restricted cash at beginning of period	12,960,488	29,571,897
Cash, cash equivalents and restricted cash at end of period	$4,539,364	$22,831,748

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	4,438,499	22,358,115
Restricted cash	96,563	309,263
Cash, cash equivalents and restricted cash at end of period, held for sale	4,302	164,370
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	4,539,364	22,831,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,932	$553,654
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANCACTION:
Conversion of convertible bonds into shares	$4,293,852	$-
Cashless exercise for warrants	$12,487,838	$49,076

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

Accordingly, the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Cash and cash equivalents	$4,302	$140,029
Accounts receivable, net	1,276,020	1,406,457
Inventories	2,303,551	4,983,432
Prepayment and other current assets, net	1,209,868	1,035,486
Long-term investment	-	89,533
Other non-current assets	-	54,032
Total assets classified as held for sale	$4,793,741	$7,708,969

Accounts payable	$1,459,110	$1,534,467
Accrued expenses and other current liabilities	577,577	809,773
Contractual liabilities	84,634	80,696
Operating lease liabilities, current	-	30,603
Total liabilities classified as held for sale	$2,121,321	$2,455,539

The key components of loss from discontinued operations for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net revenues	$390,612	$2,555,785
Cost of goods sold	(1,110,616)	(5,317,974)
Gross loss	(720,004)	(2,762,189)

Selling and marketing expenses	(205,709)	(2,075,600)
General and administrative expenses	(467,634)	(1,866,996)
Research and development expenses	-	(349,288)
Provision for credit losses	(472,939)	-
Total operating expenses	(1,146,282)	(4,291,884)

Loss from discontinued operations	(1,866,286)	(7,054,073)

(Loss) income from long-term investments	(96,839)	2,020
Foreign currency exchange (loss) gain, net	(66,549)	66,762
Other (loss) income, net	(314,128)	321,980
Loss from discontinued operations before taxes	(2,343,802)	(6,663,311)
Income tax benefit	-	18,067
Loss from discontinued operations, net of tax	$(2,343,802)	$(6,645,244)

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of September 30, 2025, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH (3)	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Bison Motors Inc. (formerly known as “Teemak Power Corporation”) (1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”) (3)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Zhejiang Sinomachinery Co., Limited (“Sinomachinery Zhejiang”) (2)	June 16, 2011	PRC	100% owned by Cenntro Inc.
Shengzhou Cenntro Machinery Co., Limited (“Cenntro Machinery”) (2)	July 12, 2012	PRC	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L. (3)	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric GmbH	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak Power Corporation changed its name to Bison Motors Inc.

(2)	On October 22, 2025 and November 12, 2025, Sinomachinery Zhejiang and Cenntro Machinery were deregistered, respectively.

(3)	The subsidiaries were scheduled for structured dissolution and were measured as held for sale operations.

(4)
On April 1, 2025, the other shareholder of Cenntro Electric CICS, SRL, Billy Rafael Romero Del Rosario increased his shareholding from 10 shares to 29,010 shares through additional capital distribution. As a result, the total number of issued shares in Cenntro Electric CICS, SRL increased from 1,000 to 30,000, reducing the Company’s equity interest from 99% to 3.3%. On April 24, 2025, the Company entered an agreement with Casida Del Rosario Alvarado to dispose its equity interest of Cenntro Electric CICS, SRL, with a consideration of DOP100,000(approximately $1,694). For the nine months ended September 30, 2025, the Company recognized gain of $1,157,556 from disposal of Cenntro Electric CICS, SRL.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2025 and for the three months and nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year or any future periods.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and due to a related party, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, other current liabilities, bank loans and amount due from and due to a related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from a related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the nine months ended September 30, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$12,389,471	$25,483,836
Spare-parts sales	818,955	2,783,954
Other service income	302,380	176,041
Net revenues	13,510,806	28,443,831
Less: net revenues, discontinued operation	(390,612)	(2,555,785)
Net revenues, continuing operation	$13,120,194	$25,888,046

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Europe	$9,732,252	$7,260,544
Asia	2,494,237	4,080,473
America	1,250,477	17,071,721
Others	33,840	31,093
Net revenues	13,510,806	28,443,831
Less: Net revenues, discontinued operation	(390,612)	(2,555,785)
Net revenues, continuing operation	$13,120,194	$25,888,046

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2025 and 2024, the Company recognized $1,048,505 and $946,071 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable, net	$2,874,308	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,276,020)	(1,406,457)
Accounts receivable, net, held for continuing operation	1,598,288	3,281,865

Contractual liabilities	$3,783,681	$4,202,001
Less: contractual liabilities, held for discontinued operation	(84,634)	(80,696)
Contractual liabilities, held for continuing operation	3,699,047	4,121,305

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

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	September 30, 2025 (Unaudited)	December 31, 2024
Accounts receivable	$7,422,670	$6,706,364
Less: provision for credit losses	(4,548,362)	(2,018,042)
Total accounts receivable, net	2,874,308	4,688,322
Less: accounts receivable, net, held for discontinued operations	(1,276,020)	(1,406,457)
Accounts receivable, net, held for continuing operations	$1,598,288	$3,281,865

The changes in the provision for credit losses were as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$2,018,042	$1,912,268
Additions	2,789,532	-
Write-off	(510,731)	(179,430)
Foreign exchange	251,519	16,308
Balance at the end of the period	4,548,362	1,749,146
Less: balance of held for discontinued operations	(2,199,190)	(1,247,038)
Balance of held for continuing operations	$2,349,172	$502,108

NOTE 4 - INVENTORIES

Inventories were summarized as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Raw material	$10,126,340	$10,071,694
Work-in-progress	1,501,849	1,395,282
Goods in transit	436,928	129,821
Finished goods	23,375,568	25,655,019
Inventories, gross	35,440,685	37,251,816
Less: inventory valuation allowance	(8,846,954)	(8,255,880)
Total inventories, net	26,593,731	28,995,936
Less: inventories, net, held for discontinued operations	(2,303,551)	(4,983,432)
Inventories, net, held for continuing operations	$24,290,180	$24,012,504

The changes in inventory valuation allowance were as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$8,255,880	$3,504,333
Addition	1,267,513	5,684,056
Write-off	(793,302)	(1,081,060)
Foreign exchange	116,863	(3,437)
Balance at the end of the period	$8,846,954	$8,103,892

NOTE 5 – PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets, net consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$11,702,868	$13,435,558
Deductible input value added tax	5,806,507	5,284,726
Loans to a third party	1,023,216	-
Others	1,707,387	1,115,282
Less: provision for credit losses	(1,973,221)	(724,665)
Prepayment and other current assets, net	18,266,757	19,110,901
Less: prepayment and other current assets, net, held for discontinued operations	(1,209,868)	(1,035,486)
Prepayment and other current assets, net, held for continuing operations	$17,056,889	$18,075,415

The changes in the provision for credit losses were as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$696,698	$752,191
Additions	1,273,591	-
Write-off	(16,696)	(35,438)
Foreign exchange	19,628	7,912
Balance at the end of the period	1,973,221	724,665
Less: balance of held for discontinued operations	(1,973,221)	(724,665)
Balance of held for continuing operations	$-	$-

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – LONG-TERM INVESTMENTS

(a)	Equity method investments, net

Equity method investments consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,121,289	$2,068,951
Able 2rent GmbH (DEU) (2)	108,322	89,533
Less: impairment(2)	(108,322)	-
Total equity method investment, net	2,121,289	2,158,484
Less: equity method investment, net, held for discontinued operations	-	(89,533)
Equity method investment, net, held for continuing operations	$2,121,289	$2,068,951

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,163,225) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $117,350) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. For the nine months ended September 30, 2025, the Company recognized full impairment of Able 2rent GmbH (DEU).

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
Total equity investment without readily determinable fair values, net	1,000,000	1,000,000
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,000,000	$1,000,000

(1)
On January 31, 2023, the Company entered into a debt convention agreement with HW Electro Co., Ltd., to convert the loan principal of $1,000,000 into HW Electro Co., Ltd.’s shares. The Company held 1,143,860 shares of HW Electro Co., Ltd.’s for a total of 3.00% of its equity interest as of September 30, 2025.

(c)	Debt security investments

On July 24, 2023, the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August 2023, the Company paid a total amount of $600,000 to the Issuer. On August 30, 2024, the two parties made amendments to the purchase agreement to reduce the total purchase amount from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. On August 7, 2025, the two parties made amendments to extend the maturity date to July 24, 2026. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000. The balance of debt investments, held for continuing operations was $664,212 and $641,712, respectively, as of September 30, 2025 and December 31, 2024.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – INVESTMENT IN EQUITY SECURITY

Investment in equity security consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
MineOne Fix Income Investment I L.P (1)	$27,383,012	$26,604,319
Total investment in equity security	27,383,012	26,604,319
Less: investment in equity security, held for discontinued operations	-	-
Investment in equity security, held for continuing operations	$27,383,012	$26,604,319

(1)
On October 12, 2022, the Company entered into a subscription agreement with MineOne Partners Limited, a partnership incorporated in the British Virgin Islands, for purchase of $25 million partnership shares in MineOne Fix Income Investment I L.P (“MineOne”), over which MineOne Partners Limited is the General Partner. The Company held 100% of the limited partnership equity of MineOne and was entitled to a fixed return of 5% per annum on the investment amount, and had the rights to sell all or any portion of its partnership interest after the second anniversary of the investment if the Company gave at least ten business days’ prior notice to the General Partner and received the consent of General Partner. MineOne focuses on private credit loans, convertible bridge, and personal factoring. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity fund is measured at fair value with gains and losses recognized in earnings.

For the nine months ended September 30, 2025 and 2024, the Company received distribution of nil and $500,000 of investment in MineOne, respectively.

For the nine months ended September 30, 2025 and 2024, the Company recorded upward adjustments of $778,693 and $756,868 for changes in fair value of the equity investment, held for continuing operations, respectively.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
At cost:
Plant and building	$13,546,667	$13,272,630
Land	1,063,270	1,063,270
Machinery and equipment	4,439,194	3,575,885
Leasehold improvement	2,380,996	2,129,632
Office equipment	2,169,161	2,497,514
Motor vehicles	1,386,578	1,412,266
Construction in progress	115,339	418,340
Total	25,101,205	24,369,537
Less: accumulated depreciation	(7,293,245)	(6,019,046)
Impairment	(1,076,437)	(949,485)
Property, plant and equipment, net	16,731,523	17,401,006
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$16,731,523	$17,401,006

Depreciation expenses charged to the continuing operations for the nine months ended September 30, 2025 and 2024 were $1,339,829 and $1,289,126, respectively. There’s no depreciation expense of discontinued operations for the nine months ended September 30, 2025 and 2024.

There’s no impairment loss of continuing operations for the nine months ended September 30, 2025 and 2024.Impairment loss charged to the discontinued operations for the nine months ended September 30, 2025 and 2024 were nil and $4,368, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
At cost:
Land use right	$5,569,068	$5,431,507
Trademark	859,002	757,693
Technology	779,204	687,306
Software	118,172	115,035
Total	7,325,446	6,991,541
Less: accumulated amortization	(1,163,116)	(766,239)
Intangible assets, net	6,162,330	6,225,302
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$6,162,330	$6,225,302

Amortization expenses charged to the continuing operations for the nine months ended September 30, 2025 and 2024 were $322,935 and $316,388, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – ACCOUNTS PAYABLE

	September 30, 2025	December 31, 2024
	(Unaudited)
Professional fees payable	$2,462,501	$2,861,695
Payable to suppliers	2,585,740	3,697,743
Others	128,300	110,739
Total accounts payable	5,176,541	6,670,177
Less: accounts payable, held for discontinued operations	(1,459,110)	(1,534,467)
Accounts payable, held for continuing operations	$3,717,431	$5,135,710

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Accrued litigation compensation	$1,772,376	$1,761,275
Loan from third parties (1)	1,678,643	626,516
Accrued expenses	651,450	411,941
Other taxes payable	493,893	624,404
Employee payroll and welfare payables	682,171	271,147
Credit card payable	162,642	111,703
Accrued interest for convertible promissory note	106,786	270,690
Others	251,533	379,600
Total accrued expenses and other current liabilities	5,799,494	4,457,276
Less: accrued expenses and other current liabilities, held for discontinued operations	(577,577)	(809,773)
Accrued expenses and other current liabilities, held for continuing operations	$5,221,917	$3,647,503

(1)
This mainly represented the loan from Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Gregory Hancke Hurzzeitdarlehen, Meiya Xu, Suleiman International, Commas International Holding, LLC and Barclays West Corporation. From April 30, 2024 to August 4, 2025 the Company entered into agreements with Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin and Suleiman International to borrow interest-free loans of $258,832, $200,000, $100,000, $110,000 and $300,000, which were due on April 30, 2026, March 9, 2026, March 31, 2026, March 27, 2026 and April 9, 2026, respectively. On March 5, 2025, the Company entered an agreement with Gregory Hancke Hurzzeitdarlehen to borrow EUR99,000 (approximately $116,177), with interest rate of 7.50% per annum and due on December 31, 2025, for which principal of EUR15,000 (approximately $17,603) was repaid as of September 30, 2025. On January 23, 2025, the Company entered an agreement with Meiya Xu to borrow RMB400,000 (approximately $56,188), with the interest rate of 3.45% and due on January 23, 2026. On June 20, 2025, the Company entered an agreement with Commas International Holding, LLC to borrow $250,000, with the interest rate of 5.00% and due on June 20, 2026. On August 4, 2025, the Company entered an agreement with Barclays West Corporation to borrow $290,000, with the interest rate of 6.00% and due on August 4, 2026.

NOTE 12 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of September 30, 2025 (Unaudited)		As of December 31, 2024
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana (1)	10.00%	April and June 2024	April and June 2029	$-	$-	$-	$86,778	$362,386
Bank of Multiple Promerica Republic Dominicana (2)	10.00%	June and July 2024	May 2025	-	-	-	162,836	-
Industrial and Commercial Bank of China(3)	2.50%	May and September 2025	May and September 2026	906,026	906,026	-	-	-
Total borrowings				906,026	906,026	-	249,614	362,386
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$906,026	$906,026	$-	$249,614	$362,386

(1)       On April 30, 2024 and June 21, 2024, Cenntro Electric CICS, SRL borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. Cenntro Electric CICS, SRL should repay the loan monthly in five years after the month the loans were borrowed. As of September 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary of the Company.

(2)      In April 2024, Cenntro Electric CICS, SRL was granted bank facility of DOP10,000,000 (approximately $159,644) or equivalent USD from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, with the contract term of five years. During the term of this agreement, the facility shall be reviewed on each annual calendar date. As of September 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary of the Company.

(3)     On May 13, 2025, the Company was granted bank facility of RMB10,000,000 (approximately $1,404,692) from Industrial and Commercial Bank of China, with the interest of 2.50%, with the period from May 13, 2025 to May 12, 2028. From May 2025 to September 2025, loan principle of $1,516,607 was borrowed from the bank and will be due in one year. From July 2025 to September 2025, loan principal of $623,263 was repaid. On October 14, 2025, an additional loan of $110,802 was borrowed. The loan was pledged by the plants and building and land use right with net value of $15,563,984.

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

Hong Kong

In accordance with the relevant tax laws and regulations of Hong Kong, a company registered in Hong Kong is subject to income taxes within Hong Kong at the applicable tax rate on taxable income. Effective from April 1, 2018, a two-tier corporate income tax system was officially implemented in Hong Kong, which is 8.25% for the first HK$2.0 million profits, and 16.5% for the subsequent profits, it is exempted from the Hong Kong income tax on its foreign-derived income. CEGI’s subsidiaries, CAG HK and Simachinery HK, are registered in Hong Kong as intermediate holding companies, subject to an income tax rate of 16.5% for taxable income earned in Hong Kong. Payments of dividends from Hong Kong subsidiaries to CEGI are not subject to any Hong Kong withholding tax.

PRC

Pursuant to the tax laws and regulations of the PRC, the Company’s applicable enterprise income tax (“EIT”) rate is 25%. Jiangsu Tooniu Tech Co. Limited and Hangzhou Hengzhong Tech Co., Limited qualify as Small and micro enterprises in the PRC, and are entitled to pay a reduced income tax rate of 5%.

Mexico

Cennatic Energy S. de R.L. de C.V. is subject to a tax rate of 30%.

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024 and 2025. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the nine months ended September 30, 2025 and 2024.

The components of losses (income) before income taxes are summarized as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
PRC	$8,851,873	$10,352,769
US	7,417,548	4,861,383
Europe	4,327,197	9,407,782
Australia	1,266,820	1,705,205
Others	452,524	1,125,615
Total losses before income taxes	22,315,962	27,452,754
Less: losses before income taxes for discontinued operations	(2,343,802)	(6,663,311)
Losses before income taxes for continuing operations	$19,972,160	$20,789,443

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

A summary of lease cost of continuing operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$2,022,079	$3,392,185
Short-term lease expenses	77,580	316,959
Total	$2,099,659	$3,709,144

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$865,409	$2,252,795
Weighted average remaining lease term	4.53 years	5.58 years
Weighted average discount rate	7.16%	6.28%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of September 30, 2025:

Operating Leases
For the remaining of the year ended December 31, 2025	$1,958,102
For the years ended December 31,
2026	1,713,759
2027	1,494,884
2028	918,266
2029	827,443
2030 and thereafter	1,216,452
Total lease payments	8,128,906
Less: imputed interest	1,022,776
Total	7,106,130
Less: current portion	3,240,088
Non-current portion	$3,866,042

A summary of lease cost of discontinued operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$-	$289,372
Short-term lease expenses	238,440	271,370
Total	$238,440	$560,742

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	September 30, 2025 (Unaudited)	September 30,2024 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$33,101	$415,371
Weighted average remaining lease term	-	0.19 years
Weighted average discount rate	-	3.18%

No lease liabilities held for discontinued operations under operating leases as of September 30, 2025.

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

Note amendment

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

The movement of Note during the nine months ended September 30, 2025 and 2024 were as follows:

Liability component
As of December 31, 2023	$9,956,000
Convertible promissory notes issued during the period	-
Redemption of convertible promissory notes	-
Fair value change recognized	(4,000)
As of September 30, 2024 (Unaudited)	$9,952,000

As of December 31, 2024	9,952,000
Convertible promissory notes issued during the period	-
Note amendment	1,756,137
Exercise	(3,606,554)
Fair value change recognized	(635,583)
As of September 30, 2025 (Unaudited)	$7,466,000

The estimated fair value of the Note as of September 30, 2025 and December 31, 2024 was computed using a Monte Carlo Simulation Model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement. The unobservable inputs utilized for measuring the fair value of the Note reflects our assumptions about the assumptions that market participants would use in valuing the Note as of the issuance date and subsequent reporting period.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Monte Carlo Simulation Model:

Fair Value Assumptions - Convertible Promissory Note	September 30, 2025 (Unaudited)	December 31, 2024
Face value principal payable	$6,346,827	$9,953,381
Original conversion price	$1.2375 per share	$1.2375 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.30	1.05
Volatility	50.17%	59.62%
Market yield (range)	11.57%	9.24%
Risk free rate	3.85%	4.33%
Issue date	July 20, 2022	July 20, 2022
Maturity date	January 19, 2026	January 19, 2026

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 247,333 warrant shares of the Company at same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

Both warrants are exercisable from the date of issuance and have a term of five years from the date of issuance. They were presented as liabilities on the unaudited condensed consolidated balance sheet at fair value in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The liabilities then will be remeasured every reporting period with any change to fair value recorded as other income (expense) in the unaudited condensed consolidated statement of operations.

The movement of warrants during the nine months ended September 30, 2025 and 2024 were as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2023	873,810	$12,189,508	247,333	$3,456,578
Exercise of warrants	(3,583)	(49,986)	-	-
Fair value change recognized	-	1,719	-	474
As of September 30, 2024 (Unaudited)	870,227	$12,141,241	247,333	$3,457,052

As of December 31, 2024	870,227	$12,137,087	247,333	$3,455,829
Exercise of warrants	(870,227)	(12,487,838)	-	-
Fair value change recognized	-	350,751	-	1,084
As of September 30, 2025 (Unaudited)	-	$-	247,333	$3,456,913

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	September 30, 2025 (Unaudited)	December 31, 2024
Expected term (years)	1.80	2.55
Volatility	60.91%	62.78%
Risk free rate	3.63%	4.32%
Expected expiry date	July 19, 2027	July 19, 2027

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

For the nine months ended September 30, 2025 and 2024, the total share-based compensation expenses were comprised of the following:

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
General and administrative expenses	$1,889,508	$2,234,708
Selling and marketing expenses	46,655	145,455
Research and development expenses	211,099	263,051
Total	$2,147,262	$2,643,214

A summary of share options activity for the nine months ended September 30, 2025 and 2024 were as follows:

	Number of Share Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2023	2,025,115	14.26	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(85,335)	16.99
Expired	(161,363)	16.96
Outstanding at September 30, 2024 (Unaudited)	1,778,417	13.88	3.89	-

Outstanding at December 31, 2024	1,733,052	13.80	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(17,414)	22.58
Expired	(187,766)	12.27
Outstanding at September 30, 2025 (Unaudited)	1,527,872	13.89	3.28	-
Expected to vest at September 30, 2025 (Unaudited)	140,948	16.87	6.38	-
Exercisable as of September 30, 2025 (Unaudited)	1,386,924	13.28	2.96	-

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

As of September 30, 2025, there was approximately $1,375,347 of total unrecognized compensation cost from continuing operations related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 0.50 years.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended
	September 30, 2025 (Unaudited)		September 30, 2024 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$4,723,242	36%	$-	-
Total	$4,723,242	36%	$-	-

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
B	$1,418,294	36%	$1,372,307	36%
C	1,023,912	26%	-	-
Total	$2,442,206	62%	$1,372,307	36%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
B	$817,235	22%	$823,522	20%
D	850,853	23%	855,240	21%
Total	$1,668,088	45%	$1,678,762	41%

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – CONCENTRATIONS (CONTINUED)

(b)	Suppliers

For the nine months ended September 30, 2025 and 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Nine Months Ended,
	September 30, 2025 (Unaudited)		September 30, 2024 (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	$5,582,582	52%	$9,645,436	54%
B	*	*	1,929,796	11%
Total	$5,582,582	52%	$11,575,232	65%

*	Indicates below 10%.

As of September 30, 2025 and December 31, 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of September 30, 2025 (Unaudited)			As of December 31, 2024
Supplier	Amount		% of Total	Amount	% of Total
E	$	*	*	$767,767	15%
C		483,558	13%	*	*
D		443,788	12%	*	*
Total		$927,346	25%	$767,767	15%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers, held for continuing operation as of September 30, 2025 and December 31, 2024.

	As of September 30, 2025 (Unaudited)		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
A	$4,969,906	42%	$4,812,746	36%
G	*	*	2,978,991	22%
F	2,528,445	21%	2,465,990	18%
Total	$7,498,351	63%	$10,257,727	76%

*	Indicates below 10%.

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

Subject to retention of title and an instalment payment agreement, CAE sold 90 vehicles for a total price of EUR 2,185,721.32 (approximately $2,564,943.97 to the French company B-Moville S.A.S. (“B-Moville”) (under a contract dated August 23, 2021. B-MOVILLE had already settled an amount of EUR 58,787.33 by the end of 2022 and, therefore, still owed CAE an amount of EUR 2,126,933.99, of which EUR 548,244.11 was owed by the end of 2022 under the instalment agreement. B-Moville had withheld instalment payments due to alleged defects of the vehicles, without specifying the amount of the claims for reduction of the purchase price. B-Moville had handed over the cars to its parent company Swoopin Tech S.A.R.L. (“Swoopin”). Swoopin is insolvent and has been in judicial liquidation since November 2, 2022. The vehicles held by Swoopin were prevented from becoming part of the insolvency estate and being realized by the insolvency administrator. Due to the retention of title clause, the property of the 90 vehicles shall be reclaimed by CAE. In the meantime, Swoopin returned the vehicles to B-Moville. As of 14 May 2023, the insolvency court of Paris opened insolvency proceedings against B-Moville. CAE has filed its claims in the insolvency proceedings. However, the liquidator has advised that there is no prospect of payment to unsecured creditors, including CAE, following its declaration of claims. The recovery of the outstanding amount owed to CAE is deemed highly unlikely. All Receivable of CAE related to the case has been written off.

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

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued the order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed us that they do not intend to file a second amended complaint, which means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. At the in-person conference on August 19, 2025, the Court ordered deadlines for completing various stages of discovery in the case, with May 15, 2026 being the deadline for all fact discovery. We anticipate remote financial consequences will incur to the company.

On July 3, 2025, Cenntro Electric Group (Europe) GmbH (“CEGE”) demanded the return of a EUR 180,000 rental deposit from its former landlord following the termination of a commercial lease on December 31, 2024. Without response form the landlord, CEGE initiated legal proceedings on July 22, 2025, by filing an online payment order (Mahnantrag) with the District Court of Hünfeld, claiming the full deposit amount, statutory interest, and legal fees. On August 4, 2025 the Landlord submitted objection to the default summons. CEGE is currently working on its further action.

On February 12, 2025, Cenntro Automotive Corporation (“CAC”) submitted an application for arbitration with China International Economic and Trade Arbitration Commission, against Anhui Deepway Technology Co., Ltd. (“Deepway”), requesting an economic damage of RMB320,000 and continuation of performance of the Strategic Cooperation Agreement signed between the two parties in July 2024. Both parties reached a settlement on September 3, 2025 that CAC returns the sample vehicle to Deepway, and Deepway reimburses CAC a total amount of RMB700,000 to cover shipping, legal and other related expenses incurred associated with this disputed agreement. The arbitration was subsequently withdrawn.

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. At the time of this report, discovery has been completed. Mediation is schedule on November 19, 2025.

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

On April 16, 2025, Shenzhen Jiangxin Automation Technology Co., Ltd. (“Jiangxin”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of equipment purchase price totaling RMB 170,555 plus accrued interest. Jiangxin claims that Ronga has failed to pay the remaining balance due under three Equipment Purchase Agreements signed during 2021 and 2022. On September 26, 2025, Ronda submitted its defense and counterclaim, asserting that Jiangxin had not fulfilled its contractual obligations, including the delivery of complete technical documents, installation and test run, and therefore the conditions for payment had not been satisfied. Ronda also reserved the right to terminate the agreements and seek a full refund of all payments made. The case remains pending before the court.

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

Zhongchai Holding (Hongkong) Limited(“Zhongchai”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Greenland Energy Technologies Co., Ltd.(“Greenland”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
HEVI Corp.	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary since June 23, 2021. On May 8, 2024, Hangzhou Hezhe become a subsidiary of the Company.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the nine months ended September 30, 2025 and 2024, the Company had the following material related party transactions for the continuing operation.

	For the Nine Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Interest income from a related party
Zhejiang RAP	$-	$22,220

Interest expense to a related party
Zhongchai	33,575	-

Interests-bearing loan from a related party
Zhongchai	1,000,000	-

Repayment of Interests-bearing loan to a related party
Zhongchai	160,000	-

Interests-bearing loan to a related party
Greenland	27,701	-

Repayment of interests-bearing loan principal and interest from a related party
Greenland	28,174	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	25,378	413,437

Reimbursement from a related party
Billy Rafael Romero Del Rosario	88,646	-

Rent income from a related party
HEVI Corp.	66,912	-

Purchase of raw materials from related parties
Hangzhou Hezhe (2)	-	3,759

Refund on the purchase of the raw materials
Hangzhou Hezhe (2)	-	69,397

(1)
This was the payment to this related party for daily operating reimbursement with no interest and without expiration date in Cenntro Electric CICS, SRL. As of September 30, 2025, Cenntro Electric CICS, SRL was no longer a subsidiary of the Company.

(2)	The transaction for the nine months ended September 30, 2024 of this related party consisted of transaction only before it becoming a subsidiary of the Company, which was from January to April 2024.

Amounts due from a Related Party

The following table presents amounts due from related parties as of September 30, 2025 and December 31, 2024.

	September 30, 2025 (Unaudited)	December 31, 2024
Zhejiang RAP (1)	$12,026	$11,729
Total amounts due from a related party	12,026	11,729
Less: amounts due from a related party, held for discontinued operations	-	-
Amounts due from a related party, held for continuing operations	$12,026	$11,729

(1)	The balance mainly represents the interest income receivable from the related party.

Amounts due to a Related Party - current

The following table presents amounts due to related parties as of September 30, 2025 and December 31, 2024.

	September 30, 2025 (Unaudited)	December 31, 2024
Zhongchai(1)	$873,575	$-
Billy Rafael Romero Del Rosario	-	26,226
Total amounts due to a related party	873,575	26,226
Less: amounts due to a related party, held for discontinued operations	-	-
Amounts due to a related party, held for continuing operations	$873,575	$26,226

(1)
On April 15, 2025, Zhongchai entered into a loan agreement (the “Loan Agreement”) with the Company, which provides for the Company’s capacity to borrow up to $1.0 million as evidenced by a promissory note issued by the Company to the Lender dated as of April 15, 2025 (the “Promissory Note”). The Company intends to use the proceeds received from the Promissory Note for working capital purposes. The Promissory Note has a maturity date of April 14, 2026, and accrues interest at a rate of 7.50% per annum. Both parties also made supplementary agreement that the period before April 15, 2025 shall be an interest-free period for the Advanced Funds. As of September 30, 2025, loan principal of $160,000 was repaid.

NOTE 20 - SUBSEQUENT EVENT

The Company and About Investment Pte. Ltd., a Singapore exempt private company limited by shares (“About Pte”) have entered into certain exchange agreement dated October 23, 2025 (the “Exchange Agreement”), pursuant to which About Pte agreed to exchange the outstanding principal balance on a senior secured convertible note originally issued on July 20, 2022, assigned to About Pte and amended from time to time to extend the maturity date to January 19, 2026, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2025. In consideration for the exchange, About Pte received a new secured convertible promissory note issued on October 23, 2025, in the principal amount of $4,000,000, with an interest rate of 8% per annum and a maturity date of January 19, 2026 (the “Exchange Note”). Under the terms of the Exchange Note, in the event of default, interest shall accrue at the lesser of (i) 10% per annum or (ii) the maximum rate permitted by applicable law. Upon cure of the default, the interest rate shall revert to the original rate of 8% per annum. Additionally, an event of default may, at the holder’s election, trigger an acceleration of the note’s maturity, in which case 110% of the then-outstanding principal amount, together with all accrued and unpaid interest, shall become immediately due and payable.

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, and except the event mentioned above there were no subsequent events with material financial impact on the unaudited condensed consolidated financial statements.

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

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Beginning in 2022, we experimented with different go-to-market strategies across regions. In Europe, while we initially tested an EV center approach by acquiring CAE, a German manufacturer and ECV seller, we returned to our distributor-focused model in 2024 given its proven effectiveness. In North America, we implemented a hybrid approach that combines direct sales to end-customers with strategic distributor partnerships. Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™ and Neibor® 150 in Europe, Clubcar, Logistar™ 210, Logistar™ 260 and iChassis™ in Asia, and Avantier™ and Logistar™ 400 in the US. We estimate that in year 2026, we will start generating revenue from Bison Motor™, hydrogen-powered heavy-duty vehicles to meet market demand and increased sales from iChassis™ that consists of a programmable “smart” chassis that is currently used by third-party integrated it with their controlling software for various autonomous driving commercial vehicle applications.

Net revenues during the nine months ended 2025 and 2024 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 260, Logistar™ 400, Logistar™ 450, Antric®, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries, and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

We report the operating results related to the disposal group as discontinued operations for all periods presented in our consolidated statements of comprehensive loss, respectively

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the nine months ended September 30, 2025 and 2024.

	Nine Months ended September 30,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	1.15%	33.06%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	4,570,218	16,230,299	13,120,194	25,888,046
Cost of goods sold	(4,466,900)	(9,932,846)	(12,714,253)	(17,843,769)
Gross profit	103,318	6,297,453	405,941	8,044,277
Operating Expenses:
Selling and marketing expenses	(811,999)	(4,361,736)	(1,816,296)	(5,575,705)
General and administrative expenses	(4,091,359)	(7,092,014)	(14,193,281)	(20,078,895)
Research and development expenses	(518,852)	(1,401,991)	(1,951,891)	(3,942,865)
Provision for credit losses	(1,554,841)	-	(3,590,184)	-
Total operating expenses	(6,977,051)	(12,855,741)	(21,551,652)	(29,597,465)

Loss from operations	(6,873,733)	(6,558,288)	(21,145,711)	(21,553,188)

Other Income (Expense):
Interest expense, net	(112,706)	(34,198)	(387,790)	(58,744)
Loss from early termination of lease contract	(538,317)	-	(537,179)	-
Loss from acquisition of Hezhe	-	-	-	(149,872)
Gain on exercise of warrants	-	910	-	910
Change in fair value of convertible promissory notes and derivative liability	421,038	(6,725)	283,748	1,807
Loss from Note Amendment	-	-	(1,756,137)	-
Change in fair value of equity securities	262,416	262,417	778,693	756,868
Foreign currency exchange gain, net	242,904	1,670,234	1,214,236	1,042,064
Gain/(loss) from cross-currency swaps	4,401	(705)	(5,294)	882
Loss from long-term investment	(26)	(94)	(62)	(30,282)
Gain from disposal of Cenntro Electric CICS, SRL’s equity	-	-	1,157,556	-
Other (expense) income, net	200,566	(647,434)	425,780	(799,888)
Net loss from continuing operations before tax	(6,393,457)	(5,313,883)	(19,972,160)	(20,789,443)
Income tax benefit	12,969	12,334	40,009	29,082
Net loss from continuing operations	(6,380,488)	(5,301,549)	(19,932,151)	(20,760,361)
Discontinued operations
Loss from discontinued operations, net of tax	(334,600)	(3,680,038)	(2,343,802)	(6,645,244)
Net loss	(6,715,088)	(8,981,587)	(22,275,953)	(27,405,605)
Less: net loss attributable to non-controlling interests	(8,797)	(9,815)	(25,989)	(20,855)
Net loss attributable to the Company’s shareholders	(6,706,291)	(8,971,772)	(22,249,964)	(27,384,750)

Comparison of the Three and Nine months ended September 30, 2025 and 2024

Net Revenues

The following table presents our net revenue components for continuing operations by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$4,186,289	91.6%	$15,400,773	94.9%	$12,076,351	92.0%	$23,098,277	89.2%
Spare-part sales	311,426	6.8%	777,553	4.8%	741,463	5.7%	2,663,456	10.3%
Other sales	72,503	1.6%	51,973	0.3%	302,380	2.3%	126,313	0.5%
Total net revenues	$4,570,218	100.0%	$16,230,299	100.0%	$13,120,194	100.0%	$25,888,046	100.0%

Net revenues for the nine months ended September 30, 2025 were approximately $13.1 million, a decrease of approximately $12.8 million or 49.3% from approximately $25.9 million for the nine months ended September 30, 2024. The decrease in net revenues in 2025 was primarily attributed to the decrease in spare-part sales by approximately $1.9 million due to the decrease in sales of iChassis™ and the decrease in vehicle sales of approximately $11.0 million due to the decrease of sales volume and average selling price from approximately $22,970 to $12,437, offset by the increase in other sales of approximately $0.2 million. The net revenues in Europe market for the nine months ended September 30, 2025 were approximately $9.3 million, an increase of approximately $4.6 million from approximately $4.7 million for the nine months ended September 30, 2024. The net revenues in Asia market for the nine months ended September 30, 2025 were approximately $2.5 million, a decrease of approximately $1.6 million from approximately $4.1 million for the nine months ended September 30, 2024.

Net revenues for the three months ended September 30, 2025 were approximately $4.6 million, a decrease of approximately $11.7 million or 71.8% from approximately $16.2 million for the three months ended September 30, 2024. The decrease in net revenues in 2025 was primarily attributed to the decrease in spare-part sales by approximately $0.5 million due to the decrease in sales of iChassis™ and the decrease in vehicle sales of approximately $11.2 million due to the decrease of sales volume and average selling price from approximately $20,999 to $10,161. The net revenues in Europe market for the three months ended September 30, 2025 were approximately $3.7 million, an increase of approximately $0.6 million from approximately $3.1 million for the three months ended September 30, 2024. The net revenues in Asia market for the three months ended September 30, 2025 were approximately $0.3 million, a decrease of approximately $0.7 million from approximately $1.3 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, we sold 971 ECVs, including 31 fully assembled Metro® units, 45 fully assembled Logistar™ 200 units, 112 fully assembled Logistar™ 100 units, 33 fully assembled Teemak™ units, 8 fully assembled Logistar™ 260 units, 1 fully assembled Logistar™ 400 units, 449 fully assembled Avantier™ units, 3 Clubcar units, 24 Antric® units, 50 Logistar™ 210 units, 105 Logistar™ 450 units, 33 fully assembled Seres 5 units, 5 fully assembled Joylong-A4 units and 1 fully assembled Joylong-EA6 units, compared with 1082 ECVs for the nine months ended September 30, 2024, including 117 fully assembled Metro® units, 62 fully assembled Logistar™ 200 units, 110 fully assembled Logistar™ 100 units, 23 fully assembled Teemak™ units, 68 fully assembled Logistar™ 260 units, 115 fully assembled Logistar™ 400 units, 445 fully assembled Avantier™ units, 20 Neibor® 150 units, 82 Clubcar units, 33 Antric® units, 3 Logistar™ 210 units, 1 Logistar™ 210V units and 3 Neibor® 200 units.

For the nine months ended September 30, 2025, we also sold 87 iChassis™ units other than the 971 ECVs.

For the three months ended September 30, 2025, we sold 412 ECVs, including 1 fully assembled Metro® units, 17 fully assembled Logistar™ 200, 54 fully assembled Logistar™ 100, 6 fully assembled Logistar™ 260, 227 fully assembled Avantier™, 16 Clubcar units, 10 Antric® units, 43 Logistar™ 210 units, 25 Logistar™ 450 units, 1 Logistar™ 300 units, and 12 fully assembled Seres 5 units, compared with 817 ECVs for the three months ended September 30, 2024, including 100 fully assembled Metro® units, 56 fully assembled Logistar™ 200, 61 fully assembled Logistar™ 100, 7 fully assembled Teemak™, 39 fully assembled Logistar™ 260, 78 fully assembled Logistar™ 400, 389 fully assembled Avantier™, 20 Neibor® 150 units, 3 Neibor® 200 units, 43 Clubcar units, 19 Antric® units, 1 Logistar™ 210 units, and 1 Logistar™ 210V units.

For the three months ended September 30, 2025, we also sold 31 iChassis™ units other than the 412 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in Asia and European Union during the nine months ended September 30, 2025. For the nine months ended September 30, 2025, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 71.2%, 9.5%, 19.0% and 0.3%, respectively, compared to 18.2%, 65.9%, 15.8% and 0.1%, respectively for the corresponding period in 2024.

The vast majority of our net revenues were generated from vehicle sales in Asia and European Union during the three months ended September 30, 2025. For the three months ended September 30, 2025, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 81.3%, 6.4%, 12.3% and nil, respectively, compared to 19.1%, 69.7%, 11.0% and 0.2%, respectively for the corresponding period in 2024.

For the nine months ended September 30, 2025, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 74.4%, 9.5%, 15.8% and 0.3%, respectively, compared to 19.6%, 73.8%, 6.5% and 0.1%, respectively, for the corresponding period in 2024.

For the three months ended September 30, 2025, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 86.1%, 6.6%, 7.3% and nil, respectively, compared to 19.8%, 73.4%, 6.8% and 0.1%, respectively, for the corresponding period in 2024.

Cost of goods sold

The following table presents our cost of goods sold for continuing operations by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended September 30,				Nine Months ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(4,024,438)	90.1%	$(7,557,993)	76.1%	$(10,858,037)	85.4%	$(11,885,232)	66.6%
Spare-part sales	(257,355)	5.8%	(472,425)	4.8%	(568,118)	4.5%	(2,257,515)	12.7%
Other sales	(58,098)	1.3%	(51,435)	0.5%	(209,252)	1.6%	(124,138)	0.7%
Inventory write-down	(127,009)	2.8%	(1,850,993)	18.6%	(1,078,846)	8.5%	(3,576,884)	20.0%
Total cost of goods sold	$(4,466,900)	100.0%	$(9,932,846)	100.0%	$(12,714,253)	100.0%	$(17,843,769)	100.0%

Cost of goods sold for the nine months ended September 30, 2025 was approximately $12.7 million, a decrease of approximately $5.1 million or approximately 28.7% from approximately $17.8 million for the nine months ended September 30, 2023.  The decrease of cost of goods sold was mainly caused by (i) the decrease in vehicle sales and spare-part sales of approximately $1.0 million and $1.7 million, respectively, due to the decrease of sales, (ii) the decrease of inventory write-down of approximately $2.5 million.

Cost of goods sold for the three months ended September 30, 2025 was approximately $4.5 million, a decrease of approximately $5.5 million or approximately 55.0% from approximately $10.0 million for the three months ended September 30, 2024. The decrease of cost of goods sold was mainly caused by  (i) the decrease in vehicle sales and spare-part sales of approximately $3.5 million and $0.5 million, respectively, due to the decrease of sales, (ii) the decrease of inventory write-down of approximately $1.7 million.

Gross Profit

Gross Profit for the nine months ended September 30, 2025 was approximately $0.4 million, a decrease of approximately $7.6 million from approximately $8.0 million of gross loss for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, our overall gross margin was approximately 3.1% and 31.1%, respectively. Our gross margin of vehicle sales for the nine months ended September 30, 2025 and 2024 was 1.2% and 33.1%, respectively. The decrease of our overall gross profit was mainly caused by the decrease in the gross profit of our vehicle sales and spare-part sales of approximately $7.5 million and $0.2 million, respectively, offset by the increase in the gross profit of other sales of approximately $0.1 million.

Gross Profit for the three months ended September 30, 2025 was approximately $0.1 million, a decrease of approximately $6.2 million from approximately $6.3 million of gross profit for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, our overall gross margin was approximately 2.3% and 38.8%, respectively. Our gross margin of vehicle sales for the three months ended September 30, 2025 and 2023 was 0.8% and 38.9%, respectively. The decrease of our overall gross profit was mainly caused by the decrease in the gross profit of our vehicle sales and spare-part sales of approximately $6.0 million and $0.3 million, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2025 were approximately $1.8 million, a decrease of approximately $3.8 million or approximately 67.4% from approximately $5.6 million for the nine months ended September 30, 2024. The decrease in selling and marketing expenses in 2025 was primarily attributed to the decrease in marketing expenses, marketing related professional fee, share-based compensations and salary expense of approximately $2.7 million, $0.9 million, $0.1 million and $0.6 million, respectively, offset by the increase in after-sale services of approximately $0.6 million.

Selling and marketing expenses for the three months ended September 30, 2025 were approximately $0.8 million, a decrease of approximately $3.6 million or approximately 81.4% from approximately $4.4 million for the three months ended September 30, 2024. The decrease in selling and marketing expenses in 2025 was primarily attributed to the decrease in marketing expenses, salary expense, freight and marketing related professional fee of approximately $2.6 million, $0.4 million, $0.2 million and $0.7 million, respectively, offset by the increase in after-sale services of approximately $0.5 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2025 were approximately $14.2 million, a decrease of approximately $5.9 million or approximately 29.3% from approximately $20.1 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to the decrease in in legal and professional fee, salary and social insurance expense, office expenses, travelling fee, freight, leasing cost, rental expense, others expense related to garage liability insurance and share-based compensations of approximately $0.5 million, $1.4 million, $1.0 million, $0.3 million, $0.4 million, $1.2 million, $0.3 million, $0.4 million and $0.5 million, respectively.

General and administrative expenses for the three months ended September 30, 2025 were approximately $4.1 million, a decrease of approximately $3.0 million or approximately 42.3% from approximately $7.1 million for the three months ended September 30, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to a decrease in legal and professional fee, leasing cost, office expense, travelling fee, freight, rental expense, leasehold improvement depreciation, others related to garage liability insurance and share-based compensation of approximately $0.5 million, $0.7 million, $0.5 million, $0.2 million, $0.3 million, $0.1 million, $0.2 million, $0.3 million and $0.1 million, respectively.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 were approximately $2.0 million, a decrease of approximately $2.0 million or approximately 50.5% from approximately $3.9 million for the nine months ended September 30, 2023. The decrease in research and development expenses in 2025 was primarily attributed to the decrease in design and testing material expenditures, salary expense and miscellaneous expenses of approximately $0.6 million, $1.3 million and $0.1 million.

Research and development expenses for the three months ended September 30, 2025 were approximately $0.5 million, a decrease of approximately $0.9 million or approximately 63.0% from approximately $1.4 million for the three months ended September 30, 2024. The decrease in research and development expenses in 2025 was primarily attributed to the decrease in design and development expenditures and salary expense of approximately $0.4 million and $0.5 million, respectively.

Interest expense, net

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $0.4 million for the nine months ended September 30, 2025, an increase of approximately $0.3 million compared to the approximately $0.06 million in interest expense for the nine months ended September 30, 2024. The increase was primarily attributable to the decrease in interest income from deposit of approximately $0.4 million, offset by the increase on interest income on short-term investment of approximately $0.03 million.

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $ 0.1 million for the three months ended September 30, 2025, an increase of approximately $0.08 million compared to the approximately $0.03 million in interest expense for the three months ended September 30, 2024. The increase was primarily attributable to an increase in interest expense to convertible bonds of approximately $0.07 million, and (ii) the decrease on interest income from deposit of approximately $0.3 million, offset by the increase on interest income from short-term investment of approximately $0.2 million.

Other income (expense), net

Other income, net for the nine months ended September 30, 2025 was approximately $0.4 million, representing a change of approximately $1.2 million compared to approximately $0.8 million of other expense, net for the nine months ended September 30, 2024. The change of other income (expense) in 2025 compared to 2024 was primarily attributable to i) the decrease in loss on disposal of PPE, loss on investment and other loss of approximately $0.09 million, $0.6 million and $0.1 million, respectively, ii) an increase of approximately $0.3 million in litigation compensation from Fujian Newlongma Automotive Co., Ltd.

Other income, net for the three months ended September 30, 2025 was approximately $0.2 million, representing a change of approximately $0.8 million compared to approximately $0.6 million of other expense, net for the three months ended September 30, 2024. The change of other income (expense) in 2025 compared to 2024 was primarily attributable to the decrease in loss on investment of approximately $0.6 million.

Change in fair value of convertible promissory notes and derivative liability

A gain in the change in fair value of convertible promissory notes and derivative liability for the nine months ended September 30, 2025 was approximately $0.3 million.

A gain in the change in fair value of convertible promissory notes and derivative liability for the three months ended September 30, 2025 was approximately $0.4 million.

Change in fair value of equity securities

A gain in the change in fair value of equity securities for the nine months ended September 30, 2025 was approximately $0.8 million compared to approximately $0.8 million of a gain in the change in fair value of equity securities for the nine months ended September 30, 2024.

A gain in the change in fair value of equity securities for the three months ended September 30, 2025 was approximately $0.3 million compared to approximately $0.3 million of a gain in the change in fair value of equity securities for the three months ended September 30, 2024.

Loss from Note Amendment

The amount recorded as loss on extinguishment of convertible bonds amendment occurred in May, 2025, based on which the Parties agreed to materially change the terms and conditions of the original convertible bonds issued in July, 2022, refer to Note 15 for details. We considered the amendment as an extinguishment of the original convertible bonds.

A loss from Note Amendment for the nine months ended September 30, 2025 was approximately $1.8 million.

A loss from Note Amendment for the three months ended September 30, 2025 was nil.

Gain from disposal of Cenntro Electric CICS, SRL’s equity

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the nine months ended September 30, 2025 was approximately $1.2 million.

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the three months ended September 30, 2025 was nil.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(6,715,088)	$(8,981,587)	$(22,275,953)	$(27,405,605)
Interest expense, net	112,706	34,198	387,790	58,744
Income tax benefit	(12,969)	(12,334)	(40,009)	(29,082)
Depreciation and amortization	556,839	630,270	1,662,764	1,605,514
Share-based compensation expense	687,674	870,095	2,147,262	2,643,214
Gain on exercise of warrants	-	(910)	-	(910)
Change in fair value of convertible promissory notes and derivative liability	(421,038)	6,725	(283,748)	(1,807)
Gain from Note Amendment	-	-	1,756,137	-
Adjusted EBITDA	$(5,791,876)	$(7,453,543)	$(16,645,757)	$(23,129,932)

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

As of September 30, 2025, we had approximately $4.4 million in cash and cash equivalents, approximately $1.6 million of accounts receivable. and approximately $24.3 million of inventory as compared to approximately $22.4 million in cash and cash equivalents, $3.5 million in accounts receivable, and $23.6 million in inventory as of September 30, 2024. For the nine months ended September 30, 2025 and 2024, net cash used in operating activities was approximately $10.8 million and $12.9 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through September 30, 2025, we have spent over approximately $96.3 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

1 NTD: Company to provide any additional business plans requiring material capital over the next twelve months.

Working Capital

As of September 30, 2025, our working capital was approximately $24.9 million, as compared to a working capital of approximately $36.8 million as of December 31, 2024. The approximately $11.9 million decrease in working capital during 2025 was primarily due to (i) the decrease of cash and cash equivalents, restricted cash, accounts receivable, prepayment and other current assets, accounts payable, contractual liabilities, operating lease liabilities, convertible bonds,  current assets held for discontinued operations and current assets held for discontinued operations of approximately $8.1 million, $0.2 million, $1.7 million, $1.0 million, $1.4 million, $0.4 million, $0.2 million, $2.5 million, $2.9 million and $0.3 million, and (ii) the increase in inventories, short-term loans, accrued expense and other current liabilities and amount due to related parties of approximately $0.3 million, $0.7 million, $1.6 million and $0.9 million.

Cash Flow

	Nine Months ended September 30,
	2025	2024
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(10,781,365)	$(12,912,011)
Net cash (used in) provided by investing activities	(582,639)	4,858,042
Net cash (used in) provided by financing activities	2,737,393	1,243,068
Effect of exchange rate changes on cash	205,487	70,752
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,421,124)	(6,740,149)
Cash and cash equivalents, and restricted cash at beginning of the period-continuing	12,820,459	22,667,378
Cash and cash equivalents, and restricted cash at beginning of the period-discontinued	140,029	6,904,519
Cash and cash equivalents, and restricted cash at end of the period-continuing	$4,535,062	$22,667,378
Cash and cash equivalents, and restricted cash at end of the period- discontinued	4,302	164,370

Operating Activities

Our net cash used in operating activities was approximately $10.8 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Net cash used in operating activities for the nine months ended September 30, 2025 was primarily attributable to (i) our net loss of approximately $22.3 million and adjusted for non-cash items of approximately $9.7 million, which primarily consisted of depreciation and amortization, amortization of operating lease right-of-use asset, impairment of slow-moving inventories, allowance for doubtful receivables, write-offs of doubtful receivables, foreign currency exchange loss, share based compensation expense, loss from debt extinguishment, change in fair value of convertible promissory notes and derivative liability, change in fair value of equity securities, loss from disposal of land use right and property, plant and equipment, loss from early termination of lease contract and loss from dilution of Cenntro Electric CICS, SRL’s equity of approximately $1.7 million, $2.0 million, $1.3 million, $4.1 million, $0.5 million, $1.2 million, $2.1 million, $1.8 million, $0.3 million, $0.8 million, $0.1 million, $0.5 million and $1.2 million respectively, (ii) the decrease in inventories, accounts receivable, prepayment and other current assets, accounts payable and operating lease liabilities of approximately $1.4 million, $0.3 million, $1.2 million, $1.6 million and $0.9 million, respectively, (iii) the increase in other non-current assets, amount due to related parties and accrued expense and other current liabilities of approximately $0.2 million, $0.1 million and $1.1 million, respectively.

Investing Activities

Net cash used in investing activities was approximately $0.6 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2025 was primarily attributable to cash paid in purchase of plant and equipment of approximately $0.7 million, offset by the proceeds from disposal of property, plant and equipment of approximately $0.2 million.

Financing Activities

Net cash provided by financing activities was approximately $2.7 million for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to the proceeds from bank loans, related parties and third parties of approximately $1.7 million, $1.0 million and $1.4 million, offset by the repayment of loans to third parties of approximately $0.4 million, the repayment of loans to related parties of approximately $0.2 million and repayment to bank loan of approximately $0.8 million.

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

On December 29, 2022, we signed a non-cancellable operating lease agreement with BAL Freeway Associates, LLC for approximately 64,000 square feet as a facility in Ontario, California. The lease period commenced on April 1, 2023 and ends five years following a one-month rent abatement period. The base rent for the first year is $115,200 per month. The monthly rent for the following four years is $119,808, $124,600.32, $129,584.33 and $134,767.71, respectively. The lease terminated on May 31, 2025.

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

On January 15, 2025, Antric signed a non-cancellable operating lease agreement for approximately 4,392 square feet in Bochum, Germany. The lease has no particular termination date. The monthly base rent is €3,616.29 (or approximately $4,243.72).

On March 25, 2025, we signed a non-cancellable operating lease agreement for approximately 100,860 square feet as a facility in Barstow, California. The lease period commenced on June 1, 2025 and ends three years. The base rent for the first year is $12,000 per month. The monthly rent for the following two years is $12,360 and $12,731, respectively.

On May 19, 2025, we signed a non-cancellable operating lease agreement for approximately 2,906 square feet as a shop in Barcelona, Spain. The lease period commenced on May 19, 2025 and ends eighteen months. The rent-free period is from May 19, 2025 to June 30, 2025. The monthly rent is €2,154 (or approximately $2,357) and the rent will be adjusted annually based on the Consumer Price Index (CPI) published by the Spanish National Bureau of Statistics.

We have not entered into any off-balance sheet financial guarantees or other off-balance sheet commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our Audited Financial Statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or product development services with us

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the nine months ended September 30, 2025, included elsewhere in this Semi-annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of September 30, 2025 and for the three months and nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2024. The results of operations for the three months and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year or any future periods.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and due to a related party, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, other current liabilities, bank loans and amount due from and due to a related party, current were approximate fair value because of the short-term nature of these items. The estimated fair values of loan from third party, and amount due from a related party, non-current were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the nine months ended September 30, 2025 and 2024. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregated the Company’s revenues by product line for the nine months ended September 30, 2025 and 2024:

	For the Nine Months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Vehicles sales	$12,389,471	$25,483,836
Spare-parts sales	818,955	2,783,954
Other service income	302,380	176,041
Net revenues	13,510,806	28,443,831
Less: Net revenues, discontinued operation	(390,612)	(2,555,785)
Net revenues, continuing operation	$13,120,194	$25,888,046

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Nine Months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Primary geographical markets
Europe	$9,732,252	$7,260,544
Asia	2,494,237	4,080,473
America	1,250,477	17,071,721
Others	33,840	31,093
Net revenues	13,510,806	28,443,831
Less: Net revenues, discontinued operation	(390,612)	(2,555,785)
Net revenues, continuing operation	$13,120,194	$25,888,046

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the nine months ended September 30, 2025 and 2024, the Company recognized $1,048,505 and $946,071 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Accounts receivable, net	$2,874,308	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(1,276,020)	(1,406,457)
Accounts receivable, net, held for continuing operation	1,598,288	3,281,865

Contractual liabilities	$3,783,681	$4,202,001
Less: contractual liabilities, held for discontinued operation	(84,634)	(80,696)
Contractual liabilities, held for continuing operation	3,699,047	4,121,305

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

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures was not effective as of September 30, 2025, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2024 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of September 30, 2025.

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

On July 22, 2022, Xiongjian Chen (“Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023, the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued an order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed the Company that they do not intend to file a second amended complaint, which we believe means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. On July 14, 2025, Wang filed his answer to Plaintiff’s first amended complaint. At the in-person conference on August 19, 2025, the Court ordered deadlines for completing various stages of discovery in the case, with May 15, 2026 being the deadline for all fact discovery. We anticipate remote financial consequences will be incurred by the Company.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended September 30, 2025, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Dated: November 12, 2025.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)