Form 10-K
period 2025-12-31
Cenntro Inc.
filed 2026-04-15
CIK 1707919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of April 10, 2026 (prior to the reverse stock split effected on April 13, 2026), there were 87,912,831 of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed third fiscal quarter, September 30, 2025, was approximately $30,343,050 based upon the closing sale price of $0.5845.

CENNTRO INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2025

ABOUT THIS ANNUAL REPORT

Unless the context otherwise requires, the terms “Cenntro,” the “Company,” “we,” “us,” “our” and similar terms used in this Annual Report on Form 10-K refer (i), prior to the Redomiciliation (as defined herein) to Cenntro Electric Group Pty Limited (“CEGL”), an Australian corporation, and its subsidiaries, and (ii), following the Re-domiciliation, to Cenntro Inc., a Nevada corporation, and its subsidiaries (including Cenntro Electric Group Pty Limited).

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

OTHER PERTINENT INFORMATION

This Annual Report contains our audited consolidated financial statements and related notes as of December 31, 2025 and 2024 and for the fiscal years ended December 31, 2025, and 2024 (“Audited Financial Statements”). Our Audited Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Our consolidated financial statements as of December 31, 2025 and for the years ended December 31, 2025, and 2024, included in this Annual Report, are the consolidated financial statements of Cenntro and present periods prior to the Redomicile (as defined below). We refer to such financial statement as Cenntro’s “consolidated financial statements.” References to “dollars,” “$,” “U.S. dollars” and “USD” refer to United States dollars.

On December 8, 2023, the Company effected a 1-for-10 reverse stock split, where the Company’s common stock began to trade on a reverse split adjusted basis. No fractional shares were issued in connection with the reverse stock split and all such fractional interests were rounded up to the nearest whole number of shares of common stock.

On February 27, 2024, CEGL completed the redomiciliation of CEGL in accordance with the scheme implementation agreement, between CEGL and Cenntro (the “Redomiciliation”). As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and CEGL became a subsidiary of the Company.

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

On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its outstanding common stock (“Reverse Stock Split”). The Company’s common stock began trading on a split-adjusted basis on such date. No fractional shares were issued, and all fractional shares were rounded up.

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

●
Cenntro Elecautomotiv, S.L. (“CE SPAIN” when individually referenced), a Spanish company and wholly-owned subsidiary of CEBV, changed its corporate name to Avantier Motors Spain, S.L., effective September 22, 2025, as approved by shareholder resolution, and such change was registered with the Mercantile Registry on November 26, 2025;

●	Cenntro Electric B.V. (“CEBV” when individually referenced), a Dutch company and wholly-owned subsidiary of Cenntro Electric Group, Inc.;

●	Cenntro Electric Colombia S.A.S. (“CE COL” when individually referenced), a Colombian company and wholly-owned subsidiary of CAC;

●
Cenntro Electric Group Pty Limited ACN 619 054 938, (“CEGL” when individually referenced, formerly known as Cenntro Electric Group Limited before June 14, 2024), an Australian company and wholly-owned subsidiary of Cenntro, Inc.;

●	Cenntro Electric Group (Europe) GmbH, (formerly Blitz F22-1 GmbH) (“CEGE” when individually referenced), a German company and wholly-owned subsidiary of CEBV.;

●	Cenntro Electric Group, Inc. (“CEGI” when individually referenced), a Delaware company and a wholly-owned subsidiary of Cenntro Inc.;

●	Cenntro Elektromobilite Araçlar A.Ş (“CEA” when individually referenced) a Turkish company and wholly-owned subsidiary of CEBV;

●	Cenntro EV Center Italy S.R.L. (“CEV Italy” when individually referenced), an Italian company and a wholly-owned subsidiary of CEBV, was deregistered on January 14, 2026;

●	Cenntro Automotive Group Limited (“CAG HK” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Inc.;

●	Cenntro Technology Corporation (“CTC” when individually referenced), a California corporation and a wholly owned subsidiary of CEGI;

●	Hangzhou Ronda Tech Co., Ltd. (“Ronda” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Cenntro Autotech Co., Ltd. (“Autotech” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Hangzhou Hengzhong Tech Co., Ltd. (“Hengzhong Tech” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Cenntro Autotech Co., Ltd.;

●	Hangzhou Hezhe Energy Technology Co. Ltd. (“Hangzhou Hezhe” when individually referenced), a PRC company and a 80% owned subsidiary of Hangzhou Ronda Tech Co., Ltd.

●	Hangzhou Hezhe International Trading Co., Ltd. (“Hangzhou Hezhe Trading” when individually referenced), a PRC company and a wholly owned subsidiary of Hangzhou Hezhe Energy Technology Co. Ltd.

●	Jiangsu Tooniu Tech Co., Ltd. (“Tooniu” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Pikka Electric Corporation (“PEC” when individually referenced), a Delaware corporation and a wholly owned subsidiary of CEGI;

●	Simachinery Equipment Limited (“Simachinery Equipment” when individually referenced), a Hong Kong company and a wholly owned subsidiary of Cenntro Automotive Group Limited;

●	Teemak Power (Hong Kong) Limited (“Teemak HK” when individually referenced), a Hong Kong company and a wholly-owned subsidiary of Teemak;

●	Zhejiang Cenntro Machinery Co., Ltd. (“Zhejiang Machinery” when individually referenced), a PRC company and a wholly owned subsidiary of Cenntro Automotive Group Limited; and

PART I

Item 1.	Business

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2025, we have developed six series of commercial vehicle models, Metro®, Logistar™, iChassis™, Avantier™, Teemak™, Bison Motor™ and Antric One. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

We have also developed and introduced iChassis™ platform that consists of a programmable “smart” chassis that is currently used by third parties and integrated with their controlling software for various autonomous driving commercial vehicle applications. We are also working on developing hydrogen-powered heavy-duty vehicles to meet the market demand. We continue to leverage our technology, vehicle development, and vehicle distribution capabilities with a goal to become a leading provider in the electric commercial vehicle (“ECV”) market. Our greater mission is to provide commercial vehicles that may be powered by sustainable sources while building eco-chains to reduce carbon dioxide for a better environment and quality of life.

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. We anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that average prices are expected to fall by $3/kWh in 2025. Looking ahead, prices are expected to fall further over the next decade amid continued investment in R&D, manufacturing process improvements, and capacity expansion across the supply chain. Lithium prices are expected to ease as more extraction and refining capacity comes online. Battery prices are forecast to drop in 2026, though it’ll be a smaller dip than 2025 due to high costs of raw materials and tariffs. The average price for a battery pack is expected to fall 3% next year to $105 per kilowatt-hour, according to the BNEF survey in 2025. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

In addition to our investment in battery packing operations, we have established an asset-light, distributed manufacturing business model through which we may distribute our vehicles in unassembled semi-knockdown vehicle kits (“vehicle kits”) for local assembly in addition to fully assembled vehicles. Some of our vehicle models have a modular design that allows for local assembly in micro factory facilities that require less capital investment. We manufacture our own vehicle kits for the Metro®, Teemak Series, and iChassis Series in our facilities in China and leverage the economies of scale of and the supply-chain availability in China to manufacture vehicle kits and fully assembled vehicles in our assembly plants in the United States. We also establish business relationships to assembly vehicles from vehicle kits in Europe with local vehicle assembly facilities. We believe our distributed manufacturing methodology allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

Our distributed manufacturing model allows us to focus our efforts on the design of New Energy Vehicle (NEV) models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the past several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Since 2021, we have expanded our vehicle portfolio beyond the Metro® by leveraging relationships with third party Original Equipment Manufacturers (“OEMs”) manufacturing partners, who complete our vehicle kits and in some case fully assembled vehicles, with final assembly of vehicle kits performed in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations.

Throughout 2022 and 2023, we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines Company-operated EV Centers with local distribution channels and dealer networks, with goals of improving overall operational efficiencies, product quality, brand value, market share, customer support and service.

During 2024 and 2025, the Company refined its distribution strategy to better align with regional market developments and long-term capital efficiency objectives. In European markets, where competitive and macroeconomic conditions warranted a more asset-light approach, the Company transitioned from Company-operated EV Centers to a distribution partner-led model, enabling greater operational flexibility and more efficient deployment of resources. In North America, the Company distributes its vehicles primarily through local dealer networks, supported by Company-operated EV Centers that serve as regional anchors for brand presence, customer service, and after-sales support, with local assembly facilities maintained in Barstow, California and Freehold, New Jersey. The resulting blended model, a dealer-led distribution network complemented by Company-operated EV Centers in North America, and a channel partner-driven approach in international markets, reflects the Company’s ongoing commitment to optimizing its go-to-market strategy in response to the specific commercial opportunities and challenges of each market region.

Corporate Structure and History

Cenntro Inc. was incorporated in the State of Nevada on March 9, 2023, under The Nevada Revised Statutes (the “NRS”). Our principal executive offices are located at 33 Wood Avenue South, Suite 600, PMB #3572 Iselin, New Jersey, 08830, and our telephone number is (732) 820-6757. Our current registered office and current principal place of business in Nevada are located at 701 S. Carson Street, Suite 200, Carson City, NV 89701. Our website address is www.cenntroauto.com.

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

On February 27, 2024, our predecessor CEGL, a public company incorporated under the laws of Australia completed the Redomiciliation of CEGL. As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and CEGL became a subsidiary of the Company.

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

The following diagram illustrates our current corporate structure as of the date of this Annual Report:

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

On February 14, 2023, CEGI acquired all shares of Avantier, a company incorporated on November 17, 2017, in the state of Delaware with no operations at nil consideration. On March 13, 2023, Avantier formed its wholly-owned subsidiary Avantier HK in Hong Kong.

On March 29, 2023, CAC incorporated its wholly-owned subsidiary, CE COL, in Colombia.

On May 8, 2023, CEBV established its wholly-owned subsidiary, CEV Italy, in Italy.

On May 19, 2023, CEBV acquired 100% of equity interest in CE SPAIN in Spain from an individual Don Yong Wang.

On May 31, 2023, Zhejiang Xbean Tech Co., Ltd. was deregistered.

On August 3, 2023, CEGI incorporated its wholly-owned subsidiary, PEC, in the state of Delaware.

On August 24, 2023, CEGI incorporated its wholly-owned subsidiary, CTC, in the state of California.

On March 9, 2023, Cenntro Inc. was incorporated under the laws of the state of Nevada.

On February 27, 2024, pursuant to the Redomiciliation CEGL became a wholly-owned subsidiary of Cenntro Inc. As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and CEGL became a subsidiary of the Company.

On June 23, 2021, Hangzhou Ronda acquired 20% interest of Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”). On May 8, 2024, the Company entered into a new equity investing agreement to acquire another 60% of Hangzhou Hezhe’s equity interest. On July 15, 2025, Hangzhou Hezhe incorporated its wholly-owned subsidiary, Hangzhou Hezhe International Trading co., Ltd.

On April 24, 2025, Cenntro Automotive Corporation disposed of all its remaining equity interests in Cenntro Electric CICS, S.R.L, and the entity is no longer owned or controlled by Cenntro Group.

On September 22, 2025, CE SPAIN changed its corporate name to Avantier Motors Spain, S.L., which was registered with the Mercantile Registry on November 26, 2025.

On October 22, 2025, Zhejiang Sinomachinery Co., Ltd. was deregistered.

On November 12, 2025, Shengzhou Cenntro Machinery Co., Ltd. was deregistered.

On January 1, 2026, Cenntro Inc. incorporated its wholly-owned subsidiaries, Averra Electric Mobility Inc and Autotrax.ai Inc. in the state of Delaware.

On January 14, 2026, Cenntro EV Center Italy S.R.L. was deregistered.

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

Transfers of Cash to and from Our Subsidiaries

Cash transfers through the Company since inception are primarily attributed to: 1) capital contribution from CEGL to its subsidiaries; 2) shareholder loans from CEGL to its subsidiaries; or 3) payment from one group company to another through intercompany transactions. During the year ended December 31, 2025, the total material cash transfer of other assets within the organization was approximately USD 2,598,709. An aggregate amount of USD 1,809,922  was transferred from operating subsidiaries to the holding companies as repayment to intercompany advances. As of the date of this Annual Report, none of our operating subsidiaries have made any dividend or distributions to the holding company or through the intermediate holding companies, or to investors including U.S. investors.

Our subsidiaries are permitted to pay dividends to us only out of their accumulated profits. Additionally, each of our subsidiaries in the PRC must make appropriations from after-tax profit to a statutory surplus reserve fund. The reserve fund requires an annual appropriation of 10% of after-tax profit (determined under accounting principles generally accepted in the PRC at each year-end) after offsetting accumulated losses from prior years until such reserve reaches 50% of the subsidiary’s registered capital. The reserve fund can only be used to increase the registered capital and eliminate further losses of the respective companies under PRC regulations. These reserves are not distributable as cash dividends, loans or advances. A PRC company cannot distribute any profits until any losses from the prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were approximately $28.5 million, or 72% of the Company’s total consolidated net assets as of December 31, 2025.

In addition, under the regulations of the State Administration of Foreign Exchange of the PRC (“SAFE”), Renminbi is not convertible into foreign currencies for capital account items, such as loans, repatriation of investments, and investments outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made.

Our Industry

The ECV Market

According to a July 2025 report by Precedence Research, the global EV market was valued at approximately $988.70 billion in 2025 and is projected to reach approximately $2,529.10 billion by 2034, representing a compound annual growth rate of 11% from 2025 to 2034. Factors such as increases in demand for fuel-efficient, high-performance and low-emission vehicles, along with stringent government rules and regulations toward vehicle emissions are expected to drive the growth of the electric vehicle market. In comparison, IMARC Group projects the global electric commercial vehicle (ECV) market to reach revenues of $190.9 billion in 2025, with a steady annual growth rate (CAGR 2025-2033) of 25.56%, reaching $1,298.26 billion by 2033.

Many governments around the world, including the United States, China, Germany, and various other European countries, are regulating vehicle emissions and fuel economy standards and offering incentives to commercial and government operators to purchase more energy efficient vehicles. The mitigation of greenhouse gas emissions from internal combustion engine (“ICE”) vehicles is an integral part of various nations’ strategies to meet the objectives of the 2015 Paris Agreement, which the United States rejoined in February 2021. As of the date of this Annual Report, a growing number of countries have made announcements regarding their intention to phase out ICE vehicles include the following:

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

Our Products

As an electric commercial vehicle (“ECV”) provider, we have developed a full line of vehicle models to meet the market demand and fit various commercial needs and applications. As of the date of this Annual Report, we offer six series of commercial vehicle models and some electric charged products that are ready to be sold on the global markets. We are also developing second generation hydrogen fuel cell Class 8 semi-tractor and have assembled the first prototype in California.

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

We offer the Metro MR, an electric compact utility vehicle designed for last-mile delivery and urban logistics applications, particularly in densely populated environments. The Metro MR features a compact form factor and is designed to support efficient operations in narrow streets and high-traffic urban areas, making it suitable for applications such as parcel delivery, food distribution, and municipal services. We have developed customized versions of the Metro MR tailored to specific regional requirements, including the Japanese market, where regulatory standards and operational conditions differ from other regions. In January 2025, we announced that we secured an order for 500 customized Metro MR vehicles for delivery in Japan, reflecting demand for small-format electric commercial vehicles in urban markets and supporting our expansion into Asia.

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

We have introduced the Logistar™ 450 (LS450) both in U.S. and Europe markets since 2024. It is classified as Class 4 truck in US and as M2 Type in Europe. LS450 has four different configurations (versions), Cab-chassis version, cargo truck version, delivery van version, and passenger van version. The cab-chassis version, cargo truck version, and delivery van version are targeted at US markets and passenger van version is targeted at Europe markets. We have completed compliances with DOT requirements in 2023 and received certificate from EPA on September 14, 2023, CARB GHG certificate from CARB on December 14, 2023, and CARB ZEP certificate from CARB on May 24, 2024. Currently our LS450 passenger version is sold with an OEM arrangement with QEV. In 2025, we successfully delivered 99 units of our Logistar® 450P electric buses to QEV Technologies, S.L. in Europe. The LS450P units are part of a larger order received in early 2025 and represent a collaborative development between Cenntro and QEV. The LS450P is designed for short-distance shuttle and public transportation applications and has obtained European Union M2 Type Approval, enabling our deployment across European markets. We intend to continue production and delivery of additional units to fulfill the remaining order and to support further demand in Europe and other markets.

In the United States market, during 2025 we continued to advance the commercialization of the LS450 as a Class 4 battery-electric commercial vehicle targeting fleet and commercial operators. We delivered 12 units of the LS450 in the U.S. market during 2025, with sales concentrated in cargo truck and delivery van configurations.

In addition, we have made significant progress in securing government incentive support for the LS450 through the New York Truck Voucher Incentive Program (“NYTVIP”), a rolling voucher program administered by the New York State Energy Research and Development Authority (“NYSERDA”) that is designed to reduce the acquisition cost of zero-emission medium- and heavy-duty commercial vehicles. The LS450 has been confirmed as a fully eligible vehicle under the NYTVIP program as a Class 4 zero-emission battery electric vehicle. As of the date of this Annual Report, a total of 55 LS450 units have been submitted for NYTVIP approval through our authorized dealer network, with all applications having entered the review stage without deficiency notices or documentation challenges. Based on the applicable incentive structure for Class 4 vehicles, the estimated aggregate subsidy amount for the submitted applications is approximately $6.7 million, subject to final administrative approval. The Company believes the subsidy is highly probable of realization given the vehicle’s eligibility status, the non-competitive rolling-allocation funding structure of the program, and the current clean submission status of all pending applications. We believe participation in the NYTVIP program meaningfully enhances the commercial attractiveness of the LS450 to fleet operators in New York State and supports our broader U.S. market development efforts.
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

We have also designed the Logistar™ 200, a multi-purpose vehicle customized for transporting light goods specifically for the EU market. The Logistar™ 200 is designed to qualify as an N1 category truck in the European Union and is available in three models: (i) as a van, (ii) as a flat-bed truck, and (iii) as a cargo truck. Each of the three models is specialized for last-mile delivery, city delivery and city services. We completed homologation of the Logistar™ 200 in the European Union in January 2022 and it is commercially available in the EU market, and countries that adopt EU vehicle homologations. We introduced the LS210 model in October 2024, following its successful homologation in the European Union on May 10, 2024. While the LS210 maintains similar specifications to the LS200, it features significant improvements and new capabilities. The LS210 is an upgrade of the LS200, and replaced the market of LS200 in 2025. We sold 120 LS210s during the year of 2025.

The Logistar™ 260, or LS 260, is positioned above the Logistar™ 200 model and defines a new size in the van segment. With dimensions of 5.50 meters long, 1.85 meters wide and a height of 2 meters, the LS 260 offers a cargo space of 7.5 cubic meters or 265 cubic feet, two side loading doors and convenient rear doors with a loading opening of up to 270°. The load volume, payload and range of the Logistar™ 260 will be targeted for a wide range of applications in the trades, couriers, express and parcel services, logistics solutions, and facility management. In 2025, the LS 260 passed all homologation tests in accordance with European Union (EU) standards and requirements and received EU type approval. We sold 27 LS260s during the year 2025 in the EU market.
The Logistar™ 100, or LS 100, is a versatile, compact light cargo van purpose-built to serve diverse commercial applications, especially in population-dense urban areas. The vehicle has a range of 74 miles (118 kilometers) (WLTP), 1151 lbs. (525 kg) of payload, and a cargo capacity of 73.3 cubic feet (2 cubic meters). The combination of its cargo space and multiple entry points at the side and rear of the vehicle makes the LS100 ideal for multiple applications, including package delivery, trade and maintenance services, hospitality, and catering. The LS100 completed all homologation tests in compliance with the standards and requirements of the European Union (EU) in July and received type approval from the EU in August. As a result, and as of the date of this Annual Report, the LS100 is eligible for sale in all 27 EU member states and other countries that adopt EU vehicle homologation standards.

We have decided to discontinue marketing and selling the LS100 product line as part of our strategic shift toward heavier commercial vehicles. Once we complete selling our remaining LS100 inventory, we will focus on serving our commercial vehicle customers who require heavier-duty trucks.

In January 2023, we introduced the Logistar™ 300 (LS300) in a full-size van segment. The LS 300 sets a new benchmark for all electric commercial work trucks. This model boasts 370 cubic feet of storage space and a payload of 3307 lbs. along with a range of 270 miles. The vehicle can also be made available either as a van or as cab chassis that may be customized. On March 1, 2024, we received EPA certification and on June 21, 2024, we received California CARB certification for LS300. In July 2024, we assembled LS300DV (delivery van version) and LS300C (cargo truck version) in our Barstow Facility and introduced them in US West Coast markets.

Teemak™ Series

Our Teemak™ Series are off-road vehicle models for field utility applications, including The Teemak™ and Teemak™ TB. The Teemak™ is designed for off-road applications for utility or leisure use. The Teemak™ TB is designed for agricultural and forestry uses and currently meets all EU vehicle type regulatory requirements. Following a strategic pause in production to realign resources toward our heavy truck series in 2024, we recommenced active research and development of an enhanced Teemak™ Series during 2025, incorporating product improvements informed by accumulated field experience and evolving customer requirements in the off-road utility segment. We anticipate launching the enhanced Teemak™ Series in the fourth quarter of 2026, targeting primarily the North American market. Development efforts in 2026 will focus on further improving product quality, electric powertrain performance, and application-specific capabilities to broaden the series’ suitability across diverse off-road operating environments, including utility, agricultural, and forestry use cases.

Avantier™ Series

The Avantier™ Series are our micro ECV models. This series includes two vehicle models, the Avantier™ c and the Avantier™ α. They are smaller in size and are purpose-built for dense urban uses. The Avantier™ c is a two-seater utility ECV while Avantier™ α is a four-seater passenger EV. In 2024, we introduced two new models to the Avantier Series: the Avantier Ex and Avantier Commuter. The Avantier Ex is similar to the Avantier c but offers more competitive pricing. The Avantier Commuter, also a four-seat, five-door passenger EV, features a larger size, with 50kw power and an estimated range of up to 320 kilometers on a single charge. Both new models target markets outside the USA. We received European Union Type M1K approval for the Avantier Commuter on August 21, 2024, and European Union Type LS7e approval for the Avantier Ex on January 15, 2025.

Antric One

The Antric One is a cargo bike designed for last mile city logistics. It is especially designed for- and useful in narrow city streets and pedestrian zones. One unique selling proposition for the Antric One compared to other vehicles is, that the Antric One is a cargo-bike. Thus, no driver’s license is required to operate it and the Antric One is permitted to use bike lanes, which makes the vehicle particularly agile in dense city centers. Another advantage includes the Antric One’s exchangeable batteries. A battery-swap for the Antric One takes less than a minute and each swap enables the driver to ride for approximately 50 km. Compared to other cargo bikes the Antric One has a robust construction, cargo volume and payload (>2m3 volume, 270kg payload in the container). The production for Antric One began in November 2022. The production of our advanced version of the Antric One commenced in February 2024. We anticipate the advanced version of the Antric One to be less expensive to produce while maintaining its high quality. We intend to include new features to this second generation Antric One that will make riding easier and more comfortable.

Cenntro iChassis™

We also developed Cenntro iChassis™, which was previously referred to as the ePortee™, an open-platform and programmable (‘smart’) chassis product. The iChassis™ is designed to be a basic modular building block for use by automakers and special vehicle upfitters in the design of automated or autonomous driving vehicles.

Through our advancements in vehicle digitization and digital control (‘drive-by-wire’) capabilities, we commercially launched this product as an industry pioneer. The Cenntro iChassis™ allows third-party developers to integrate detection devices (i.e., lidar, radar, ultra-sound, infrared and other sensory devices) and third-party or proprietary decision-making software to permit vehicles based on the programmable chassis to be driven autonomously. We sold 176 iChassis in 2025.

Bison Motors (BM860H)

We continue to expand our product portfolio with the development of advanced zero-emission commercial vehicles, including our second-generation hydrogen fuel cell Class 8 semi-tractor, the BM860H, developed by our subsidiary, Bison Motors Inc., announced in August 2025, completed assembly and testing derived successful in December 2025. The BM860H builds on the foundation of its predecessor with key performance enhancements, powered by a 210kW hydrogen fuel cell system and designed to provide an estimated driving range of up to 528 miles under full payload conditions, while enabling rapid refueling and producing zero emissions. The BM860H meets all applicable Federal Motor Vehicle Safety Standards (“FMVSS”) and has received certification from the U.S. Environmental Protection Agency (“EPA”), with certification from the California Air Resources Board (“CARB”) currently under review. Key components for the BM860H are sourced primarily from U.S.-based manufacturers, with final assembly taking place at our production facility in Southern California.

Emerging and Next-Generation Products

Beyond our current vehicle lineup, we maintain a pipeline of next-generation energy and power technology products under development, reflecting our broader strategic vision to address evolving energy infrastructure challenges. These initiatives include methanol-based hydrogen generation systems designed to provide on-site hydrogen supply for hydrogen fueling stations, remote charging stations, and off-grid power installations — offering a practical solution to the logistical challenges of hydrogen transportation and the limitations of grid transmission capacity in certain regions of the United States. In addition, the Company has successfully developed and validated solid-state battery manufacturing capabilities, which we believe represent a significant advancement in energy density and safety for next-generation electric vehicle applications. We are also advancing a range of product development initiatives across multiple applications in new energy charging, energy storage, and energy efficiency. The Company intends to leverage these technology reserves to expand its product portfolio and addressable market opportunities in the coming years, as commercial and regulatory conditions continue to support the transition toward cleaner energy solutions.

Our Product Development and Manufacturing Process

Our capability of vehicle development is at the core of what we believe positions us to compete effectively in the ECV market. Since inception in 2013 through December 31, 2025, we have spent approximately USD94.4 million in research and development activities related to our operations, developing various technologies and products, including the following:

Vehicle Development

We have allocated resources and efforts for vehicles that we believe the market demands. We have developed and maintained five vehicle model series: Metro®, Logistar™, Teemak™, Avantier™, and Bison Motors. We believe successful vehicle development will put us in a position to become a leading Greener Energy Commercial Vehicle provider who offers a full line of electric and hydrogen powered commercial vehicles.

Vehicle Charger Development

We have developed level 2 AC chargers (7kw/10kw/22kw) and level 3 DC chargers (120kw), which have received EU CE and US ETL certificates. These chargers will support the charge of the vehicles that we sell to our customers as well as the vehicles that are made by other auto manufacturers as long as they meet the EU (Mennekes/CCS2) and USA (J1772/CCS1) standards. In 2025, we expanded our charging product portfolio with the development of a mobile energy storage and charging solution, available across multiple capacity configurations ranging from 3kWh to 209kWh, designed to address a broad range of use cases including residential emergency backup, personal and commercial vehicle charging, outdoor and off-grid applications, and fleet charging support. The mobile charging units have obtained UL 9540, UL 1973, FCC Part 15, and CE certifications, reflecting compliance with applicable U.S. and European safety and electromagnetic standards. The product line is currently in the configuration and validation stage, with commercial-scale sales expected to commence in 2026.

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

As of the date of this Annual Report, we are operating four manufacturing and/or assembly facilities: two in the US (Barstow, California and Freehold, New Jersey) and two in China (Changxing and Yangzhong). In 2024, we terminated operation at our assembly facilities in Jacksonville, Florida, and Herne in Germany. We are also closing battery manufacturing facility in Monterrey in Mexico and considering relocating the operations to the United States, which will help us navigate geopolitical changes, access specialized talent in battery technology, and improve operational efficiency through closer integration with our existing US facilities.

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

In order to satisfy that goal, we established two production-side parts warehouses in Changxing, China and Yangzhong, China which store our produced parts that can be locally sourced on a global scale. Our warehouses can send the parts globally in response to orders from our website that customers can place. Based on the local demand data, our cloud-based parts distribution system will make determinations on when to send certain parts from production-site warehouses to remote warehouses for quicker local delivery. As of December 31, 2025, we have established two spare-parts fulfillment warehouses in Barcelona, Spain, and Freehold, New Jersey.

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

In 2024 and 2025, we began closing select EV centers while establishing local distribution channels.

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

During 2022, we began to establish a hybrid distribution model that combines our EV Centers, established dealers with select channel partners. To improve operating efficiency and align with regional market conditions, we undertook a strategic rationalization of our EV Center footprint beginning in 2024, consolidating or closing select locations while transitioning to dealer-led distribution channels in key markets. In European markets, this transition has been substantially completed, with the Company now operating primarily through local distribution partners, while retaining a single Company-operated EV Center in Spain as a regional presence. In North America, we continue to maintain a limited number of EV Centers as regional anchors for brand presence and customer service, while relying principally on local dealer networks as the primary channel for vehicle sales. We also cooperate with few channel partners in selected strategic markets, such as Japan in east-Asia. At date of this report, we maintained four operational EV centers in Barcelona, Spain, New Jersey and California in the US, and Changxing in China. We believe this regionally differentiated, dealer-led hybrid model improves capital efficiency, reduces time-to-market for our ECVs, and provides the operational flexibility to respond to the specific commercial conditions of each market.

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

As of the date of this Annual Report, our distribution and service infrastructure consist of one EV Centers in Europe, two EV Centers in North America, and one EV Center in China. In addition to our own EV Centers, we also established many local distribution channels and local vehicle dealers through the regions.

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

To Invest in our Enterprise Resource Planning and Parts Distribution Systems

To enhance vehicle after-market support and customer satisfaction, we believe an effective and efficient parts distribution system is important to develop. For this purpose, we have invested resources to build out a cloud-based automobile parts distribution system (“PARDISYS”). This cloud-based automobile parts distribution system allows us to more responsively provide and timely deliver spare parts to our service providers and global customers while maintaining a well-managed minimum parts inventory. To use PARDISYS, our customers log in the cloud-based system to enquire and order the required spare parts. The enquiry can be made by entering the name of the part, part number, VIN number of the whole vehicle, among other search functions. There are both fuzzy inquiries and precise inquiries for searching, which brings convenience to the customers. Currently, parts, accessories and special repair tools for all Cenntro vehicles can be ordered through the PARDISYS system, and the back-office will provide the optimal distribution plan according to the customer’s delivery address and warehouse inventory. PARDISYS maintained one warehouse in Changxing, China and three fulfilment warehouses in New Jersey and California, United States and Barcelona, Spain. The source warehouses distribute frequently used parts to the fulfilment warehouses, which ship them to customers. When parts inventory falls below the safety stock level, the fulfilment warehouses submit replenishment requests to the source warehouses to replenish the inventory to ensure the supply of frequently used parts. Non-usable parts are stored in the fulfilment warehouse and shipped directly to the customer when a customer order is placed.

As of the date of this Annual Report, we established a production site parts warehouse in Changxing, Zhejiang province in China. These warehouses store our parts that are produced or sourced locally. These warehouses can send the parts globally based on the orders from our website that customers can place globally. Based on the local demand data, the system is expected to source certain parts from production-site warehouses to a remote parts warehouse for quicker local delivery. As of the date of this Annual Report, we operate three remote parts warehouses in Barcelona, Spain, Freehold, New Jersey, and Barstow, California.

To Expand Our Product Offerings

We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), light-duty commercial vehicle, the Metro®, in 2018, and, as of December 31, 2022, we have sold more than 4,090 Metro® units throughout Europe, North America and Asia. Utilizing our proprietary design and technology, we subsequently launched four ECV series, Avantier, Logimax, Logistar, and Teemak. By the end of 2025, we have twelve ECV models available for commercial offering for European, America, and other countries. They are Metro MB, Avantier α and c, Avantier EX and CX, Avantier Commuter, Logistar 100, Logistar 200, Logistar 210, Logistar 260, Logistar 300, Logistar 400, Logistar 450, and Teemak. One of our strategies is trying to offer a full line of ECV products.

In 2025, we added two new EV models that are commercially available for our customers. They are Avantier EX and CX. Avantier EX and CX has similar size and features compare it to Avantier α and c but offers more competitive pricing. We expanded our light-duty electric vehicle portfolio with the introduction of new models under the Avantier Series, which now comprises the Avantier C, Avantier EX, and Avantier Commuter. All three models are designed for urban and neighborhood mobility, featuring compact and lightweight designs tailored for city use, and are approved under the European Union’s L7e and M1 type classifications, enabling marketing and sale across all EU member states and other jurisdictions that have adopted EU vehicle type approvals.

The Avantier EX and Avantier C offer similar size and feature profiles to our previously introduced Avantier α and Avantier c models, while providing more competitive pricing to broaden market accessibility. The Avantier Commuter, introduced to the market in 2025, is a four-seat, five-door passenger vehicle equipped with a 50kW powertrain and an estimated range of up to 320 kilometers on a single charge, designed to meet the mobility needs of urban consumers. Since its introduction, the Avantier Commuter has received positive market reception, with 66 units sold and delivered as of the date of the related announcement. We believe the expanded Avantier Series strengthens our presence in the urban electric vehicle segment and broadens our addressable customer base across European and other markets that recognize EU type approvals.

In addition, we are advancing several product development programs to broaden our commercial and specialty vehicle offerings. These include the Teemak™ M2, an upgraded and enhanced generation of our off-road utility vehicle series targeting the North American market, anticipated for launch in the fourth quarter of 2026; a purpose-built electric shuttle bus derived from the LS450 platform, featuring an elevated roofline to enable standing passenger comfort and an enhanced interior passenger experience; and electric-powered platform vehicles for yard logistics and facility transport applications, as well as sightseeing and passenger conveyance platforms, both currently under further development. We believe these initiatives collectively strengthen our product depth across light-duty, specialty, and off-road segments and position the Company to address a broader range of customer requirements in the zero-emission vehicle market.

Beyond our current vehicle lineup, we maintain a pipeline of next-generation energy and power technology products under development, reflecting our broader strategic vision to address evolving energy infrastructure challenges. These initiatives include methanol-based hydrogen generation systems designed to provide on-site hydrogen supply for hydrogen fueling stations, remote charging stations, and off-grid power installations — offering a practical solution to the logistical challenges of hydrogen transportation and the limitations of grid transmission capacity in certain regions of the United States. In addition, the Company has successfully developed and validated solid-state battery manufacturing capabilities, which we believe represent a significant advancement in energy density and safety for next-generation electric vehicle applications. We are also advancing a range of product development initiatives across multiple applications in new energy charging, energy storage, and energy efficiency. The Company intends to leverage these technology reserves to expand its product portfolio and addressable market opportunities in the coming years, as commercial and regulatory conditions continue to support the transition toward cleaner energy solutions.

To Be a Leader in Hydrogen Powered Heavy-Duty Vehicle

We are advancing hydrogen-powered vehicles as a strategic complement to our electric vehicle lineups, with a particular focus on heavy-duty and long-haul commercial applications, where hydrogen power offers distinct performance advantages over battery-electric alternatives. Our first-generation hydrogen-powered US Class 8 heavy-duty truck was introduced in early 2022, and in August 2025 our wholly-owned subsidiary Bison Motors Inc. announced the BM860H, our second-generation hydrogen fuel cell Class 8 semi-tractor, representing a significant advancement in our hydrogen vehicle program. The BM860H is powered by a 210kW hydrogen fuel cell system, delivers an estimated driving range of up to 528 miles under full payload conditions, and features rapid refueling capability while producing zero emissions. The vehicle has received EPA certification and meets all applicable Federal Motor Vehicle Safety Standards, with CARB certification currently under review. Key components are sourced primarily from U.S.-based manufacturers, with final assembly at our production facility in Southern California. A prototype unit was delivered and commissioned in the United States in December 2025. We believe conditions in the United States are now increasingly favorable for the commercial launch of hydrogen-powered heavy-duty trucks, as hydrogen refueling infrastructure continues to expand across key freight corridors, and we anticipate leveraging our development experience and domestic supply chain to establish a competitive position in this emerging market segment.

Hydrogen-powered heavy-duty trucks offer several compelling advantages. Hydrogen powered trucks produce zero harmful emissions, emitting only water vapor. This significantly reduces greenhouse gas emissions and air pollution compared to diesel-powered vehicles. Hydrogen powered trucks have a higher energy density than battery-electric vehicles, enabling greater fuel efficiency and longer ranges that are particularly well-suited to long-distance transportation. Unlike electric trucks that require lengthy charging times, hydrogen trucks can be refueled in a matter of minutes, consistent with the operational cadence of traditional diesel fleets.

Additionally, Hydrogen trucks operate more quietly than their diesel counterparts, reducing noise pollution in urban areas and residential areas, and their lighter fuel system design relative to large battery packs can provide greater payload flexibility. We believe these characteristics make hydrogen-powered heavy-duty trucks a compelling and commercially viable solution for sustainable and efficient freight transportation.

To Expand Market Breadth and Depth

We expect to increase our market share in the current markets where our ECVs are sold, while simultaneously penetrating new markets worldwide. Aside from the Europe and US market, we are expanding our operations to select markets, such as Morocco, the Dominican Republic, and Turkey.

The following table summarizes the breakdown of our revenues excluding discontinued operations by region for the years ended December 31, 2025 and 2024, respectively:

	For the Year Ended December 31,
	2025		2024

	$	%	$	%
United States	$1,852,544	10.2%	$20,888,931	66.7%
Europe	$12,158,252	67.2%	$5,719,353	18.3%
Asia	$4,035,448	22.3%	$4,579,104	14.6%
Others	$33,917	0.2%	110,004	0.4%

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

Our Consistent Launch and Homologation of New and Innovative ECV Models

Over the past calendar year, we have introduced three new vehicle models, Avantier Ex four seater, Avantier CX, and BM860H from Bison Motors. Avantier Ex and Avantier CX are targeting European markets and other markets outside of US markets while BM860H are mainly targeting the US markets.

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

The BM860H is a Class 8 hydrogen fuel cell semi-tractor developed by our wholly-owned subsidiary, Bison Motors Inc., targeting long-haul freight applications in the United States. The BM860H has received certification from the U.S. Environmental Protection Agency (“EPA”) and meets all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Certification from the California Air Resources Board (“CARB”) is currently under review. As of the date of this Annual Report, one prototype unit has been completed and commissioned in the United States. The Company intends to progress toward commercial production of the BM860H following the completion of remaining certification processes and validation of the prototype.

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

Proven Record of Manufacturing and Distributing ECVs

We have manufactured light-duty ECVs since 2018. Our business has began to expand beyond Metro® into six other categories of ECV models to expand our reach in the global ECV market. We believe we are well positioned to take advantage of the growing global ECV market, which has few mature competitors capable of manufacturing and delivering cost-effective and financially viable ECVs today.

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

As of the date of this Annual Report, we have four manufacturing and assembly plants including two in North America and two in China, including facilities at Changxing and Yangzhong, which manufacture for international export, and our local assembly facility in Barstow, California and Freehold, New Jersey, which we utilize for local assembly of our Logistar™ 400, Logistar™ 300, Logistar™ 450 models, and BM860H, the prototype hydrogen fuel cell semi-tractor.

Our North American facilities provide vehicles to the local market and export ECVs to markets in Central and South America. The Freehold, New Jersey and Onterio, California facilities both assemble the Logistar™ 400/300/450, the Metro® and the Teemak™. The BM850H prototype was assembled in the Onterio facility. We also work with third-party assembly facilities in the European Union for production of our European ECV models, including the Avantier series, the Metro® and the Teemak™.

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

To meet our anticipated demand in the United States, we maintained two local assembly facilities in Barstow California and Freehold, New Jersey. The New Jersey facility will support the Northeast region and will initially support assembly of the Logistar™ 300/400/450, Metro® and Teemak models. The Barstow, California facility primarily serves the California and Western United States market, and is expected to serve as a key center for the testing, validation, and commercial development of our hydrogen-powered heavy-duty vehicles, including the BM860H, leveraging its proximity to California’s expanding hydrogen refueling infrastructure and the state’s leadership in zero-emission vehicle adoption and regulatory frameworks.

Until approximately December 31, 2021, we outsourced the vast majority of the marketing of our vehicles to third party “channel partners” and relied substantially on private label channel partners to assemble the Metro® from vehicle kits that we manufactured in our China-based facilities. Our relationships with such third parties, our “channel partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations. With the introduction of our new ECV models, however, we have shifted the manufacturing of our vehicle kits and in some cases fully assembled vehicles to third party OEM partners and, in the case of vehicle kits, assembling them in our own facilities in North America and Europe. We maintained a European Operations Center in Barcelona, Spain, which provides marketing support, after-market support and spare-parts warehousing for the European market. We also have expanded the Freehold and Barstow facility to include the EV center function since 2022. We believe that a reinvigorated and in-house managed distribution model that is founded on local and strategically placed EV Centers together with local dealers and service networks will enhance brand recognition, provide economic advantages and reduce time to market for our ECVs. We further believe a well-developed distribution and service infrastructure is important to our brand as an automobile manufacturer. For these reasons, we have made new and expanding investments in our own distribution and service infrastructure model.

Our Core Technology

Because we design, develop and manufacture our ECVs, our technology is at the core of what we believe positions us to effectively compete and become a technology leader in the ECV market. Since inception in 2013 through December 31, 2025, we have spent approximately $96.7 million in research and development activities related to our business. Specifically, we have developed new vehicle chassis structures and digital control, smart driving and network connectivity capabilities. In addition to our significant know-how, as of December 31, 2025, we had 125 discovery patents, 10 design patents and 98 innovation patents granted by the Chinese Patent Office, 4 design patent applications and 13 discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics, vehicle control and structure, production processes and other new technologies.

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

We plan to expand our supply chain as necessary to support our planned growth, including localizing our supply chain for certain key components of our ECVs in North America and the European Union. To date, the manufacturing of ECV components for our vehicle models has been primarily subcontracted to qualified third-party OEM suppliers, allowing us to minimize capital expenditure and maintain focus on local assembly operations. Looking ahead, we intend to bring the production of select core vehicle models in-house, enabling greater control over product definition, supply chain, quality standards, and long-term technology development.

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

As of December 31, 2025, we approach our market through a hybrid model combining distributors and maintained four EV Centers which are now the base of our distribution network, leading our local marketing and aftermarket service.

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

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, patent applications, trade secrets, including know-how, employee and third-party nondisclosure agreements, copyright laws, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary rights in our technology. As of December 31, 2025, we had 125 discovery patents, 10 design patents and 98 innovation patents granted by the Chinese Patent Office, and 4 innovation patent applications and 13 discovery patent applications pending in the Chinese Patent Office, covering our technological innovations relating to power systems, vehicle electronics and structure, production processes and other new technologies. All of our patents are granted under PRC law and have not been given reciprocal treatment and protection under the laws of either the United States or the European Union. Our issued patents will begin to expire in August 2026. We intend to continue to file additional patent applications with respect to our innovation and know-how.

Our Employees

As of the date hereof, we have 155 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Senior management	4
Research and Development	32
Supply Chain Operations	19
Marketing	18
Manufacturing	33
Quality Assurance	10
Finance	18
Corporate Affairs	21

Total	155

We provide social insurance for each employee in accordance with Chinese law, including pension insurance, medical insurance, unemployment insurance, work injury insurance and maternity insurance and housing provident fund.

Item 1A.	Risk Factors.

Risks Related to Our Business

We have a limited operating history and face significant challenges in an emerging industry.

We began pilot production of our first-generation, U.S. Class 1 (0 - 6,000 lbs.), electric light-duty commercial vehicle, the Metro®, in 2018. Our revenues were approximately $18.1 million for the year ended December 31, 2025. To date, we have derived our revenues principally from sales of the Metro®, Logistar™ series, Teemak™, Avantier® series and iChassis 100 models. We have a limited operating history on which you can base an evaluation of our business and prospects. You should consider our business and prospects in light of the risks and challenges we face in an emerging industry with limited experience to date in high volume manufacturing of electric commercial vehicles (“ECVs”), including challenges related to our ability to:

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

We incurred losses from operations of approximately $59.0 million, and $47.5 million for the years ended December 31, 2025, and 2024, respectively. We have made significant up-front investments in research and development, supply chain establishment, establishment of local assembly facilities and capacity, and channel partner development to develop and expand our business. We have spent approximately $96.7 million in research and development activities related to our operations from our inception through December 31, 2025. We expect to continue to invest significantly in research and development, manufacturing and supply chain operations to expand our business, and these investments may not result in profitability within our expected timeframe or at all.

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

Our business depends in large part on our ability to execute on our plans to develop, manufacture and sell our ECVs. We began pilot production of the Metro® in 2018. We plan to manufacture ECVs in higher volumes than we have historically and our production capabilities, including our facilities and those of our manufacturing partners, may not be able to handle the anticipated volumes in our business plan. Development and manufacturing of our current and future ECVs, such as the Metro®, Logistar™, LogiMax, iChassis™, Avantier™, Bison Motor™, Teemak™ and Antric One are and will be subject to risks, including:

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

In 2025, we have introduced three new vehicle models, Avantier Ex, Avantier CX, BM860H. Avantier Ex and Avantier CX are targeting European markets and other markets outside of US markets while BM860H is mainly targeting the US markets. In order to introduce new ECV models through 2025, we have to coordinate with our suppliers, manufacturing partners, channel partners and other third parties in order to ensure timely execution of the manufacturing and assembly processes. If we fail to coordinate these efforts and achieve market introduction and acceptance of our new ECV model in a timely manner, our business, financial condition, operating results and prospects could be adversely affected. In addition, we have limited experience to date in manufacturing and assembling each of our new ECV series, as well as limited experience building and ramping up multiple vehicle production lines across multiple factories (including those of our manufacturing partners) in different geographies. In order to be successful, we will need to implement, maintain and ramp-up efficient and cost-effective manufacturing capabilities between our manufacturing partners, our own facility in Changxing and our local assembly facilities. Manufacturing bottlenecks and other unexpected challenges may arise during our production ramp-up, and we must address them promptly. We may face delays in establishing and/or sustaining production and timely delivery of our new ECV models. Any delay or other complication in ramping up the production of our current or future ECV models may harm our business, financial condition, operating results and prospects.

Our operating results may be more volatile due to a shift from only a high concentration of sales in relatively few channel partners to establishing our own distribution network.

For the years ended December 31, 2025, and 2024, our channel partners accounted for approximately 0.3%, and 2.1% of our sales, respectively. As of quarter one of 2022, the company made significant changes regarding its few channel partners and shifted reliance away from select channel partners to its own distribution network through the establishment of local EV Centers. In 2022, we acquired TME inclusive of its assembly facility and distribution network in the EU. Simultaneously, and based on decreasing sales we ended our relationship with two US distributors: Ayro and Tropos. This shift in our distribution model is uncertain, and if we are unable to establish effective EV Centers that make-up for losses in revenue from our channel partners, our operating results could be materially and adversely affected.

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

As of December 31, 2025, we shifted from relying only on channel partners to a hybrid model combines distribution between our wholly owned EV Centers with local established dealers and channel partners. We currently have four EV Centers worldwide and anticipate the EV Centers will lead the distribution network, however if we were to close or dissociate one or more of our EV Centers due to performance, there is no assurance that we would be able to establish a suitable replacement EV Center in the region to take up the role of marketing, distributing and after-market care our ECVs in the relevant market within a suitable timeframe or at all.

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

Substantially all of our revenue for the years ended December 31, 2025, and 2024 was derived from sales of our ECVs in North America, Europe and Asia. As of December 31, 2025, we have maintained relationships with several distributors in the European and Asian market and operated four EV centers in Spain, New Jersey and California in the US, and China.

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

In recent years, the global transportation industry has experienced higher volatility in shipping rates from the trans-Pacific Ocean carriers due to various factors, including limited availability of shipping capacity, and geopolitical tensions. Our primary shipping routes originate from Shanghai and serve the United States West Coast and European markets. Trans-Pacific shipping rates experienced substantial swings in 2025, driven in part by shippers frontloading imports ahead of U.S. tariff increases, followed by a significant softening in demand in the second half of the year. On Asia-Europe lanes, elevated freight costs persisted into 2025 as a result of ongoing geopolitical disruptions, with routing conditions and carrier capacity deployment remaining subject to change. These conditions have had, and if persistent, may continue to have a negative impact on our vehicle production costs, gross profit margins, product delivery timelines, and revenue recognition.  We expect such incidence causing rising shipping rates volatility to continue for the foreseeable future.

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

We maintain manufacturing and assembly facilities in Changxing and Yangzhong, China, and local assembly facilities in Freehold, New Jersey and Barstow, California in the United States, and also rely on third-party OEM manufacturing partners in China for the production of vehicle components and fully assembled units. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics, or other unpredictable events including cyber-attacks, occur that impact our facilities or those of our manufacturing or distribution partners, we may be required to stop or delay production and shipment of our ECVs, which could materially and adversely affect our business, financial condition, operating results and prospects. If major disasters such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics (such as COVID-19) or other unpredictable events, such as cyber-attacks, occur that impact our facilities or the facilities of our channel and manufacturing partners, we may have to stop or delay production and shipment of our ECVs, and our operations may be seriously damaged. We may incur expenses relating to such delays or damages, which could materially and adversely affect our business, financial condition, operating results and prospects.

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

Our business plans will require additional capital in the future, including to strengthen the selling and marketing functions of our EV Centers and to develop our distribution centers for parts backed by the PARDISYS system. However, we expect to have a constrained cash outlay throughout 2025, and plan to focus on internally generated cash flow rather than on relying on the expectations of future external capital financing. To support this goal, no we do not plan to invest in any production facilities in the near future unless necessary and plan to improve our existing EV Center networks so they may be more efficient. We expect that our level of capital expenditures may be relatively lower in 2025 but may be affected by the profitability and cash generating capacities of our recently established EV Centers around the global markets. The fact that we have a limited operating history means we have limited historical data regarding the demand for our products and services and our future capital requirements. As a result, our future actual capital requirements may be uncertain and actual capital requirements may be materially different from those we currently anticipate.

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

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of its 2021 and 2022 financial statements, Cenntro’s management identified a material weakness in its internal control over financial reporting. Specifically, Cenntro did not historically have adequate accounting staff generally in its finance and accounting department, particularly with respect to (i) the preparation of financial statements prepared in accordance with U.S. GAAP and the inclusion of proper disclosures in the related footnotes, and (ii) the design, documentation and implementation of internal controls surrounding risk management and financial reporting processes. During the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, management reassessed the Company’s internal control over financial reporting. Although controls and supervision over risk management and financial reporting processes have improved, management has concluded that the Company continues to have this material weakness in its internal control over financial reporting.

Management has taken and is continuing to take actions to remediate this material weakness and is taking steps to strengthen our internal control over financial reporting and risk management. Our Financial Controller for North America joined us in January 2022 and she is a CPA license holder. As of the date of this Annual Report, we have a total of four professionals on our Finance team in the United States including two certified public accountants (CPAs) and one staff accountant who has passed the CPA exams with public accounting experience. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. We strive to continue to take measures to improve compliance with our overall financial reporting process by (i) further developing and implementing formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) addressing the accounting function’s staffing needs and training and strengthen our internal control processes. This material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

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

We incur significant costs related to the procuring of raw materials and components required to manufacture our vehicles. Our ECVs use various raw materials including aluminum, steel, carbon fiber, non-ferrous metals such as copper, lithium, nickel and cobalt, as well as key component inputs such as semiconductors. The prices for these raw materials fluctuate depending on factors beyond our control, including market conditions and global demand for these materials, and could adversely affect our business and operating results. In particular, the automotive industry is currently facing a significant shortage of semiconductors. The global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. As a result, the semiconductor supply shortage has had, and will continue to have, a negative impact on our vehicle production. To date, we have experienced price decreases compared to the rising market prices in 2022, which resulted in higher vehicle costs. The market in 2025 was favorable for the entire new energy industry in terms of vehicle costs. For example, semiconductor shortage that previously constrained vehicle production had largely subsided, and the prices of batteries, motors and electronic controls continued fallen.

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

Scheduled to take effect on September 12, 2025, the EU Data Act introduces new regulatory requirements for data access, sharing, and portability, extending beyond personal data to include non-personal data. This legislation aims to facilitate data sharing among businesses and with governments, but its broad scope and evolving implementation may create uncertainties and compliance challenges for our operations. The Act imposes obligations on data holders-which could include companies managing connected devices such as our Electric Commercial Vehicles (ECVs)-to provide access to certain data upon request under regulated conditions. Compliance with these requirements may necessitate modifications to our data management systems, contractual agreements, and security protocols. Non-compliance could result in regulatory enforcement actions, penalties, and increased operational costs, particularly as EU member states implement and enforce the Act in different ways. Additionally, the evolving regulatory landscape in the EU could create uncertainties regarding data monetization, competitive practices, and cross-border data transfers, potentially impacting our business model and operations.

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

Effective January 1, 2025, China’s Network Data Security Management Regulations introduce enhanced requirements for data security and privacy, particularly concerning personal information protection, data localization, and cross-border data transfers. These regulations impose stricter compliance obligations on data handlers, including requirements to conduct regular data security risk assessments, implement classified data protection measures, and obtain governmental approval for certain cross-border data transfers. Additionally, companies processing large volumes of “important data” or “national core data” may face heightened scrutiny and stricter regulatory oversight. Failure to comply with these regulations could result in significant financial penalties, operational disruptions, revocation of business licenses, or restrictions on cross-border operations. As a result, we may be required to adjust our data handling practices, enhance internal compliance measures, and allocate additional resources to meet evolving regulatory requirements in China.

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

The reporting currency of our U.S. subsidiary is the U.S. Dollar while our Chinese subsidiaries’ functional currency is RMB. Our Audited Financial Statements are presented in USD and will be affected by the foreign exchange rate of the Renminbi (“RMB”) against the USD. During the years ended December 31, 2025, and 2024, significant portions of our revenues were derived from the sales in the European Union and United States, denominated in Euros or USD, respectively, while our costs and expenses were primarily incurred in the PRC (and denominated in RMB). The value of the RMB against the Euro, USD and other currencies is affected by changes in China’s political and economic conditions and by China’s foreign exchange policies, as well as currency market conditions and other factors.

Since July 21, 2005, the RMB has been permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is difficult to predict how market forces or PRC, U.S. or EU government policy may impact the exchange rate between the RMB and the USD or Euro, respectively, in the future. For instance, during the year ended December 31, 2025 the RMB appreciated against the USD by approximately 4%.

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

Our ability to retain an auditor subject to the PCAOB inspection and investigation, including but not limited to inspection of the audit working papers related to us, may depend on the relevant positions of U.S. and Chinese regulators. With respect to audits of companies with operations in China, such as the Company, there are uncertainties about the ability of our auditor to fully cooperate with a request by the PCAOB for audit working papers in China without the approval of Chinese authorities. If the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist the Company’s securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Company’s Common Stock and negatively impact the price of the Common Stock. The delisting of our Common Stock, or the threat of their being delisted, may materially and adversely affect the value of your investment, even making it worthless. Accordingly, the HFCAA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

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

As of December 31, 2025, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 8.6% of our outstanding Common Stock. In particular, as of December 31, 2025, Mr. Peter Z. Wang, our Chief Executive Officer, beneficially owned approximately 8.5% of our outstanding Common Stock.

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

Sales of a substantial number of Common Stock in the public market, including sales of Common Stock or securities convertible into Common Stock under our existing universal shelf registration statements on Form F-3, filed with the SEC on May 18, 2021, and January 6, 2022, and on Form S-3, filed with the SEC on January 28, 2026, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that any such sales may have on the prevailing market price of our Common Stock.

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

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements could result in a delisting of our Common Stock.

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

On April 25, 2025, we received a written notification from Nasdaq, notifying us that we are not in compliance with the minimum closing bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until October 22, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, our Common Stock must have a closing bid price of at least US$1.00 for a minimum of 10 consecutive business days. In the event we do not regain compliance by October 22, 2025, we may be eligible for additional time to regain compliance or may face delisting. On October 23, 2025, we received a written notice granting an additional 180-day calendar days, or until April 20, 2026, to regain compliance.

In an effort to regain compliance with the minimum bid price requirement, we effected a Reverse Stock Split of our outstanding Common Stock at a ratio of 1-for-60, which became effective on April 13, 2026. As a result of the Reverse Stock Split, every sixty (60) issued and outstanding shares of the Company’s Common Stock were automatically combined into one (1) share of Common Stock. The Reverse Stock Split reduced the number of outstanding shares of the Company’s Common Stock from approximately 87,912,831 shares to approximately 1,465,214 shares. In addition, all outstanding options, warrants and other convertible securities of the Company were proportionately adjusted in accordance with their terms. The Reverse Stock Split did not affect any stockholder’s percentage ownership interest in the Company, except for the impact of fractional share rounding. The par value of the Company’s Common Stock remains unchanged after the Reverse Stock Split. There can be no assurance that the Company will be able to timely regain or maintain compliance with Nasdaq’s continued listing requirement.

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

Under amended Nasdaq Listing Rule 5810(c)(3)(A)(iv) (the “Nasdaq Excessive Reverse Share Split Rule”), companies are now limited by how many times they can effect reverse share splits within a certain time period to regain compliance with the minimum bid price requirement. Under the Nasdaq Excessive Reverse Share Split Rule, if a company’s ordinary shares fail to meet the minimum bid price requirement and the company has effected a reverse share split within the prior one-year period, it will not be eligible for any compliance period to address a bid price deficiency. Accordingly, if our Common Stock fall out of compliance with the minimum bid requirement within a one-year period following our most recent share consolidation, we will be issued a delisting determination rather than being granted a compliance period. Under these circumstances, we could appeal the delisting determination to a Hearings Panel, during which time any suspension or delisting action will be stayed. This amendment builds upon a 2020 rule change, which established an automatic delisting threshold for companies that have conducted one or more reverse share splits within a two-year period with a cumulative ratio of 250 shares or more to one. Companies that meet this threshold are also ineligible for a compliance period and are subject to delisting (subject to a stay pursuant to the appeal processes).

In the event that our Common Stock are delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our Common Stock could be considered to be a “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such Common Stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

The market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in losses to our shareholders. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

If we fail to maintain our Nasdaq listing, we may face increased regulatory burdens and reduced investor protections on over-the-counter markets.

If our Common Stock are delisted from Nasdaq, they would likely trade, if at all, on over-the-counter markets such as the OTCQX, OTCQB or OTCID marketplaces. These alternative markets are generally considered to be less efficient and less liquid than Nasdaq. Trading on the over-the-counter markets could subject our Common Stock and our shareholders to additional risks, including limited availability of market quotations, reduced liquidity, decreased market-making activity, reduced analyst coverage, and decreased ability to issue additional Common Stock or obtain additional financing. Additionally, the price of our Common Stock on these markets may be more volatile than on Nasdaq, and shareholders may find it more difficult to dispose of or obtain accurate price information about our Common Stock.

Nasdaq has proposed a new $5 million minimum market value continued listing requirement that, if approved, could result in immediate suspension and delisting of our Common Stock without any cure period or opportunity to regain compliance.

On January 13, 2026, Nasdaq proposed new listing rules requiring companies on the Nasdaq Global and Capital Markets to maintain a minimum Market Value of Listed Securities of at least $5 million. Under this proposal, if our market value falls below $5 million for 30 consecutive business days, our Common Stock would be immediately suspended from trading and delisted from Nasdaq, with no cure period, no compliance period, and no stay of suspension during any appeal.

This proposed rule represents a fundamental departure from Nasdaq’s traditional approach to listing deficiencies. Unlike other continued listing requirements that provide companies with 180 days or more to regain compliance, the proposed market value requirement would result in immediate and irreversible consequences. While we could request a hearing before a Nasdaq Listing Qualifications Hearings Panel to appeal a delisting determination, such a request would not prevent the immediate suspension of our Common Stock from trading. Furthermore, the Hearings Panel would have extremely limited discretion and could only reverse the delisting decision if it determines that the initial determination was in error, and the Panel could not consider evidence that we had subsequently regained compliance or grant us additional time to do so.

Nasdaq’s proposal reflects its belief that once a company’s market value falls below $5 million, the challenges facing that company are generally not temporary and are so severe that the company is unlikely to regain and sustain compliance for the long term. Nasdaq further believes it is difficult to maintain fair and orderly markets for such low-value companies. The SEC must decide on the proposal within 45 days of publication in the Federal Register, unless it extends the review period, creating uncertainty regarding whether and when this rule may become effective.

Given that we are currently subject to a minimum bid price deficiency notice and our Common Stock have experienced price volatility, there is a risk with our market value falling below $5 million if the proposed rule is adopted. Our market value is calculated as our consolidated closing bid price multiplied by our total Listed Securities. Factors that could cause our market value to fall below the proposed threshold include continued stock price decline, lack of investor interest, adverse market conditions, negative developments in our business operations, dilutive financing transactions, or broader market volatility affecting microcap companies. If we are simultaneously addressing our existing minimum bid price deficiency when the proposed rule becomes effective, we could face multiple overlapping listing threats that compound the risk of delisting.

This proposal is part of a broader trend of Nasdaq tightening listing standards for small issuers, including recent rules granting Nasdaq discretion to deny initial listings based on susceptibility to manipulative trading and other market value-based requirements. This increasingly stringent regulatory environment creates greater challenges for microcap companies like us to maintain public listings.

If the proposed $5 million market value continued listing requirement is approved and we subsequently fail to maintain the required market value for 30 consecutive business days, our Common Stock would be immediately suspended and delisted from Nasdaq with no opportunity to cure the deficiency, which would have severe adverse consequences for our business, our ability to raise capital, and the liquidity and value of our shareholders’ investments.

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

We currently own one facility in Changxing, China, which is approximately 737,413 square feet, and is primarily used for engineering and production of vehicle kits of the Metro® and assembly of certain ECV models for export and logistics operations. We currently lease six facilities and offices located in the United States, Germany, Spain and China.

Our United States facilities located in Howell, New Jersey, is approximately 41,160 square feet and is used primarily for the production of our Logistar™ 300, Logistar™ 400, and Logistar™ 450 model, and warehousing.

Our leased China facility is located in Hangzhou, Zhejiang Province, with approximately 15,456 square feet of office space primarily used as regional headquarters, as well as for research and development, supply-chain management, and sales operations.

On August 30, 2024, we entered into two operating lease agreements for facilities in Jiangsu, China. The facilities are located in Jiangsu, China, with a total area of approximately 5,398,050 square feet. The facilities are primarily used for production, assembly and office functions, supporting the Company’s manufacturing and operational activities in China.

In January 2025, we entered into a new lease agreement for a facility in Bochum, Germany through our subsidiary Antric GmbH. The facility is located in Bochum, Germany, and has a total area of approximately 4,392 square feet (408 square meters). The facility is primarily used for the assembly and production of Antric vehicles, as well as related operational support functions in the European market.

On March 25, 2025, we entered into an operating lease agreement for a facility in Barstow, California, with the lease commencing on June 1, 2025. The facility is located in Barstow, California, and has a total area of approximately 100,860 square feet. The facility is primarily used to support local assembly, storage and distribution activities, facilitating the Company’s sales and operations in the U.S. market.

On May 19, 2025, we entered into an operating lease agreement for a facility in Barcelona, Spain. The facility is located in Barcelona, Spain, and has a total area of approximately 2,906 square feet. The facility is primarily used as an EV center and for sales, service and spare-parts support functions, supporting the Company’s commercial operations in the European market.

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

On July 3, 2025, Cenntro Electric Group (Europe) GmbH (“CEGE”) demanded the return of a EUR 180,000 rental deposit from its former landlord following the termination of a commercial lease on December 31, 2024. Without response from the landlord, CEGE initiated legal proceedings on July 22, 2025, by filing an online payment order (Mahnantrag) with the District Court of Hünfeld, claiming the full deposit amount, statutory interest, and legal fees. On August 4, 2025 the Landlord submitted objection to the default summons. CEGE is currently working on its further action.

On February 12, 2025, Cenntro Automotive Corporation (“CAC”) submitted an application for arbitration with China International Economic and Trade Arbitration Commission, against Anhui Deepway Technology Co., Ltd. (“Deepway”), requesting an economic damage of RMB320,000 and continuation of performance of the Strategic Cooperation Agreement signed between the two parties in July 2024. Both parties reached a settlement on September 3, 2025 that CAC returns the sample vehicle to Deepway, and Deepway reimburses CAC a total amount of RMB700,000 to cover shipping, legal and other related expenses incurred associated with this disputed agreement. The arbitration was subsequently withdrawn. The matter has been fully resolved and concluded.

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“Cenntro”) demanding payment allegedly owed by Cenntro to MHP in the amount of: $ 1,767,516.91 for unpaid invoices, and $ 3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, Cenntro, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. At the time of this report, discovery has been completed. Mediation is schedule on November 19, 2025. The mediation scheduled for November 19, 2025 proceeded with counsel representing the Company. No agreement was reached during the mediation session and the parties did not engage in substantive settlement discussions. As of the date of this Annual Report, no further mediation sessions have been scheduled and the parties have not yet agreed on the next procedural steps. The case remains pending before the Court.

On March 28, 2025 BAL Freeway Associates, LLC filed an Unlawful Detainer against Cenntro Automotive Corporation alleging non-payment of rents for commercial leased property in San Bernadino County, Ontario, CA. At the time of this report negotiations between parties have been culminated in a partial settlement with possession begin restored to BAL Freeway Associates on May 31, 2025, and the issue of damages remains outstanding. On June 18, 2025, BAL Freeway filed a First Amended Complaint for Damages for Breach of Contract, seeking full damages resulting from the alleged breach of the Lease, claiming total losses no lower than $4,400,000. Negotiations are ongoing at this stage of the reclassified Civil Matter.

On April 16, 2025, Shenzhen Jiangxin Automation Technology Co., Ltd. (“Jiangxin”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of equipment purchase price totaling RMB 170,555 plus accrued interest. Jiangxin claims that Ronda has failed to pay the remaining balance due under three Equipment Purchase Agreements signed during 2021 and 2022. On September 26, 2025, Ronda submitted its defense and counterclaim, asserting that Jiangxin had not fulfilled its contractual obligations, including the delivery of complete technical documents, installation and test run, and therefore the conditions for payment had not been satisfied. Ronda also reserved the right to terminate the agreements and seek a full refund of all payments made. The case remains pending before the court.

On December 2, 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 7, 2026, the court organized a pre-trial mediation between the parties. The parties are currently awaiting the mediation proposal from the court. If mediation is unsuccessful, the case will proceed to formal trial. The case remains pending before the court.

On March 4, 2026, American Quartz Group, Inc. (“AQGI”) filed an Unlawful Detainer action against Bison Motors Inc. (“Bison”) seeking possession of the premises. Bison subsequently filed a demurrer in response. On March 25, 2026, Bison filed a separate complaint against AQGI asserting claims including forcible detainer and conversion, seeking restoration of possession, return of inventory, and damages. As of the date of this Annual Report, the matters are at an early stage, and the ultimate outcome remains uncertain.

On October 24, 2025, Ride Man LLC (“Ride Man”) filed a civil complaint against Cenntro Automotive Corporation and Cenntro, Inc. (collectively, the “Company”) in the Superior Court of New Jersey, Ocean County, alleging breach of warranty and violations of the New Jersey Consumer Fraud Act in connection with the purchase of certain commercial electric vehicles. Ride Man alleges that four Logistar 400 vehicles purchased from the Company were defective and failed to perform as warranted, and that the Company did not fulfill its repair and warranty obligations. The complaint seeks rescission of the purchase, refund of the purchase price, and recovery of related damages and costs. As of the date of this Annual Report, the matter remains at a preliminary stage and the Company is evaluating its response.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Shares of our Common Stock are currently quoted on the Nasdaq Capital Markets under the symbol “CENN”. We had 87,912,831 shares of Common Stock issued and outstanding as of December 31, 2025. On April 13, 2026, we effected a 1-for-60 Reverse Stock Split of its outstanding common stock, which reduced the number of issued and outstanding shares from 87,912,831 shares to approximately 1.5 million shares, subject to adjustment for fractional shares.

The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock.

	High	Low
Fiscal Year Ended December 31, 2025
First Quarter	$1.33	$0.64
Second Quarter	$1.10	$0.67
Third Quarter	$0.79	$0.47
Fourth Quarter	$0.66	$0.13

Fiscal Year Ended December 31, 2024
First Quarter	$1.56	$1.00
Second Quarter	$2.30	$1.34
Third Quarter	$1.84	$1.11
Fourth Quarter	$1.47	$1.02

Holders of Capital Stock

As of December 31, 2025, we had 188 holders of our Common Stock.

Stock Option Grants

As of the date of this Annual Report, options to purchase an aggregate of 36,704 shares of Common Stock have been granted and 86 shares of Common Stock have been issued under the 2023 Plan, in each case after giving effect to the Reverse Stock Split effected on April 13, 2026.

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

Convertible Promissory Notes and Related Derivative Liabilities

On May 16, 2025, we entered into an amendment (the “Note Amendment”) with About Investment Pte. Ltd. (the “Holder”) to a senior secured promissory note originally issued on July 20, 2022, with an original principal amount of $52,237,500 (the “Note”). Pursuant to the Note Amendment, the parties agreed to modify the floor price applicable to conversions of the Note to $0.202 per share, subject to adjustment for share splits and combinations. The Note, as amended, continues to provide that the Holder may convert all or any portion of the outstanding balance into our common stock at a conversion price equal to the lesser of (i) the fixed conversion price or (ii) 85% of the ten day VWAP during the ten consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date, and in each case subject to adjustment set forth in the Note. The Note also contains a 9.99% beneficial ownership limitation, which restricts the Holder, together with its affiliates, from owning more than 9.99% of our outstanding common stock upon any conversion.

On October 23, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with About Investment Pte. Ltd. (“About Pte”), pursuant to which About Pte agreed to exchange the outstanding principal balance of a senior secured convertible note originally issued on July 20, 2022, as subsequently assigned to About Pte and amended to extend its maturity date to January 19, 2026, which was extended to January 19, 2027 on January 19, 2026. In consideration for the exchange, we issued to About Pte a new secured convertible promissory note in the principal amount of $4,000,000 (the “Exchange Note”). The Exchange Note bears interest at a rate of 8% per annum and matures on January 19, 2026, which was extended to January 19, 2027 on January 19, 2026. Upon the occurrence of an event of default, interest accrues at the lesser of 10% per annum or the maximum rate permitted by applicable law, and the holder may accelerate the maturity of the Exchange Note, in which case 110% of the then-outstanding principal amount, together with all accrued and unpaid interest, becomes immediately due and payable. Upon cure of any such default, the interest rate reverts to 8% per annum. As of the date of this report, About Pte has converted the Exchange Note to purchase an aggregate of 12,000,000 shares of common stock, $0.0001 par value per share (the “Common Stock”) of the Company, and the Company has issued to the About Pte 12,000,000 shares of Common Stock in accordance with the terms of the Exchange Note.

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

Overview

We are an emerging designer, manufacturer, distributor, and service provider of commercial vehicles powered by either electricity or hydrogen energy sources. Our commercial vehicles are designed to serve a variety of fleet and municipal organizations in support of city services, last-mile delivery and other commercial applications. As of December 31, 2025, we have developed six series of commercial vehicle models, Metro®, Logistar™, iChassis™, Avantier™, Teemak™, Bison Motor™ and Antric One. We have successfully begun to produce and deliver these models into the global markets, apart from Logimax™.

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

With the global trend toward reducing the number of internal combustion engine (“ICE”) vehicles, electric-battery and fuel cell technologies stand out as strong alternatives. Prior to COVID-19, battery costs significantly decreased over the past decade. We expect that over the long term, prices will continue to fall. According to research service Bloomberg NEF (“BNEF”), lithium-ion battery pack prices decreased from above $1,200 per kilowatt-hour in 2010 to $132/kWh in 2021. In real terms, this represented a decline of approximately 89%. We anticipate that battery prices will continue to decrease in the long-term. BNEF further forecasts that average prices are expected to fall by $3/kWh in 2025. Looking ahead, prices are expected to fall further over the next decade amid continued investment in R&D, manufacturing process improvements, and capacity expansion across the supply chain. Lithium prices are expected to ease as more extraction and refining capacity comes online. Battery prices are forecast to drop in 2026, though it’ll be a smaller dip than 2025 due to high costs of raw materials and tariffs. The average price for a battery pack is expected to fall 3% next year to $105 per kilowatt-hour, according to the BNEF survey in 2025. By emphasizing investments in technology, supply-chains, vehicle distribution and aftermarket support, we have begun making our own battery packs, preparing battery cell production, by building up vehicle distribution and service networks, and introducing our cloud-based parts distribution systems. As investment in battery technology continues to increase, we believe these cost reductions outlined by BNEF will continue to improve the economics of battery-powered ECVs, like ours.

In addition to our investment in battery-technology, we have established an asset-light, distributed manufacturing business model through which we may distribute our vehicles in unassembled semi-knockdown vehicle kits (“vehicle kits”) for local assembly in addition to fully assembled vehicles. Some of our vehicle models have a modular design that allows for local assembly in micro factory facilities that require less capital investment. We manufacture our own vehicle kits for the Metro®, Teemak Series and iClassic Series in our facilities in China and leverage the economies of scale of and the supply-chain availability in China to manufacture vehicle kits and fully assembled vehicles in our assembly plants in United States. We believe our distributed manufacturing methodology allows us to execute our business plan with less capital than would be required by the traditional, vertically integrated automotive model and, in the long-term, drive higher profit margins.

Our distributed manufacturing model allows us to focus our efforts on the design of New Energy Vehicle (“NEV”) models and related technologies while outsourcing various portions of the manufacturing, assembly and marketing of our vehicles to qualified third parties, allowing the Company to operate with lower capital investment than traditional vertically integrated automotive companies. For the past several years, we relied substantially on private label channel partners to assemble and distribute the Metro® from vehicle kits that we manufactured in our facilities. Since 2021, we have expanded our vehicle portfolio beyond the Metro® by leveraging relationships with third party Original Equipment Manufacturers (“OEMs”) manufacturing partners, who complete our vehicle kits and in some case fully assembled vehicles, with final assembly of vehicle kits performed in our own facilities in North America and Europe. Our relationships with such third parties, our “manufacturing partners,” have allowed us to forego expensive capital investments in our own facilities and operate within our historic working capital limitations.

Throughout 2022 and 2023, we began to re-align our distribution and marketing strategy away from relying mainly on third-party channel partners to a distribution model that combines Company-operated EV Centers with local distribution channels and dealer networks, with goals of improving overall operational efficiencies, product quality, brand value, market share, customer support and service.

During 2024 and 2025, the Company refined its distribution strategy to better align with regional market developments and long-term capital efficiency objectives. In European markets, where competitive and macroeconomic conditions warranted a more asset-light approach, the Company transitioned from Company-operated EV Centers to a distribution partner-led model, enabling greater operational flexibility and more efficient deployment of resources. In North America, the Company distributes its vehicles primarily through local dealer networks, supported by Company-operated EV Centers that serve as regional anchors for brand presence, customer service, and after-sales support, with local assembly facilities maintained in Barstow, California and Freehold, New Jersey. The resulting blended model, a dealer-led distribution network complemented by Company-operated EV Centers in North America, and a channel partner-driven approach in international markets, reflects the Company’s ongoing commitment to optimizing its go-to-market strategy in response to the specific commercial opportunities and challenges of each market region.

On April 9, 2026, we announced the reverse stock split of one (1) share of our common stock for every 60 shares of our common stock (“Reverse Stock Split”). On March 24, 2026, we filed the Certificate of Change Pursuant to NRS 78.209, whereby every 60 shares of our issued and outstanding common stock were combined into one share of its common stock, except to the extent that the Reverse Stock Split resulted in any of our stockholders owning a fractional share, which was rounded up to the next highest whole share. In connection with the Reverse Stock Split, there was no change in the par value per share of $0.0001. The Reverse Stock Split was effective on April 13, 2026 (the “Effective Date”). Our common stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq Capital Market when the market opened on April 13, 2026. The trading symbol for the Company’s common stock remains “CENN.”

A.	Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Beginning in 2022, we experimented with different go-to-market strategies across regions. In Europe, while we initially tested an EV center approach by acquiring CAE, a German manufacturer and ECV seller, we returned to our distributor-focused model in 2024 given its proven effectiveness. In North America, we implemented a hybrid approach that combines direct sales to end-customers with strategic distributor partnerships. Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®. Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™, Neibor® 150, Antric® and Avantier™ in Europe, Clubcar, Teemak™, Logistar™ 210, Logistar™ 260 and iChassis™ in Asia, and Avantier™, Logistar™ 210, Logistar™ 400 and Logistar™ 450 in the US, Avantier™ in Africa. We estimate that in year 2026, we will start generating revenue from Bison Motor™, hydrogen-powered heavy-duty vehicles to meet market demand and increased sales from iChassis™ that consists of a programmable “smart” chassis that is currently used by third parties and integrated with their controlling software for various autonomous driving commercial vehicle applications.

Net revenues ended December 31, 2025 and 2024 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 260, Logistar™ 300, Logistar™ 400, Logistar™ 450, Seres 5, Antric®, Avantier™, Logistar™ 100 and Clubcar, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

Cost of goods sold

Cost of goods sold mainly consists of production-related costs including costs of raw materials, consumables, direct labor, overhead costs, depreciation of plants and equipment, manufacturing waste treatment processing fees, shipping cost, inventory write-downs and inventory write-off. We incur cost of goods sold in relation to (i) vehicle sales and spare-part sales, including, among others, purchases of raw materials, labor costs, and manufacturing expenses that related to ECVs, and (ii) other sales, including cost and expenses that are not related to ECV sales.

Cost of goods sold also includes inventory write-downs and write-off. Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and is comprised of direct materials, direct labor cost and an appropriate proportion of overhead. Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. Inventory write-off, including losses from physical inventory counts or obsolescence where no future economic benefit is expected, are recognized in cost of goods sold in the period incurred. Write-downs are recorded in the cost of goods sold in our statements of operations and comprehensive loss.

Operating expenses

Our operating expenses consist of general and administrative, selling and marketing expenses, and research and development expenses. General and administrative expenses are the most significant components of our operating expenses. Operating expenses also include provision for credit losses and impairment loss for long- lived assets and goodwill.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation and related expenses, prototype expenses, costs associated with assets acquired for research and development, product development costs, production inspection and testing expenses, product strategic advisory fees, third-party engineering and contractor support costs and allocated overhead. Research and development expenses decreased during the year, primarily due to our cost control measures and the prioritization of key development projects. We expect our research and development expenses to increase as we continue to invest in new ECV models, new materials and techniques, vehicle management and control systems, digital control capabilities and other technologies.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of employee compensation and related expenses, sales commissions, marketing programs, freight costs, travel and entertainment expenses and allocated overhead. Marketing programs consist of advertising, tradeshows, events, corporate communications and brand-building activities. Our selling and marketing expenses decreased during the year, primarily due to decrease of revenue, improved cost efficiencies and more targeted marketing initiatives. We expect our selling and marketing expenses to increase as we introduce our new ECV models, further develop additional local dealership and service support networks to augment our expanding sales globally.

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

Provision for credit losses

We adopted ASC 326 Financial Instruments - Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2023 and interim periods therein. We use an expected credit loss model for the impairment of accounts receivable as of period ends. We believe the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determine expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. We measure the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, we will evaluate such accounts receivable for expected credit loss on an individual basis. Allowance for credit losses balance are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. We expect provision for credit losses to decrease in the future as we shift our payment terms, when goods will be delivered only if material payment are received.

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

In applying the goodwill impairment assessment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, we determine it is “more-likely-than not” that the fair value is less than the carrying value, a quantitative assessment of goodwill is required.

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

Change in fair value of equity securities

Change in fair value of equity securities is the change in fair value of the investment on partnership shares in MineOne Fix Income Investment I L.P with an original investment value of $25 million. As of December 31, 2025, we evaluated whether NAV remains representative of fair value, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns and concluded that the reported NAV was not representative of fair value as of the balance sheet date. Accordingly we reassessed the fair value of the investment using a market participant perspective and considered the lack of observable market transactions and significant uncertainty regarding recoverability, with a conclusion reached that the fair value of the investment to be fully reduced to nil as of December 31, 2025. For the years ended December 31,2025 and 2024, we recorded downward adjustments of $26,604,319 and upward adjustments $1,043,963 for changes in fair value of the equity investment, held for continuing operations, respectively.

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024
Gross margin of vehicle sales	(3.22)%	24.9%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

Years Ended December 31,
	2025	2024
	(Expressed in U.S. Dollars)
Statements of Operations Data:
Net revenues	18,080,161	31,297,393
Cost of goods sold	(20,396,258)	(23,688,846)
Gross (loss) profit	(2,316,097)	7,608,547
Operating Expenses:
Selling and marketing expenses	(2,520,796)	(7,364,678)
General and administrative expenses	(20,341,399)	(26,321,333)
Research and development expenses	(2,814,163)	(5,160,803)
Provision for credit losses	(4,556,311)	(393,873)
Impairment of Goodwill	—	(209,130)
Total operating expenses	(30,232,669)	(39,449,817)

Loss from operations	(32,548,766)	(31,841,270)

Other Expense:
Interest expense, net	(452,990)	(183,662)
Loss from long-term investments	(60)	(299,772)
Change in fair value of convertible promissory notes and derivative liability	(8,474,719)	7,194
Change in fair value of equity securities	(26,604,319)	1,019,285
Foreign currency exchange gain, net	98,031	44,481
Loss from acquisition in relation to the revaluation of the previously held equity interest	—	(149,872)
Loss from early termination of lease contract	(717,633)	(2,218,120)
Gain on exercise of warrants	—	900
Loss from cross-currency swaps	(20,225)	(9,463)
Loss from Note Amendment	(1,756,137)	—
Gain from disposal of Cenntro Electric CICS, S.R.L.’s equity	1,157,556	—
Other income (expense), net	380,129	(518,150)
Net loss from continuing operations before tax	(68,939,133)	(34,148,449)
Income tax (benefit) expense	52,920	35,524
Net loss from continuing operation	(68,886,213)	(34,112,925)
Discontinued operations:
Loss from discontinued operations, net of tax	(4,135,717)	(10,795,692)
Net loss	(73,021,930)	(44,908,617)
Less: net loss attributable to non-controlling interests	(40,157)	(41,804)
Net loss attributable to the Company’s shareholders	(72,981,773)	(44,866,813)

Comparison of the Years Ended December 31, 2025 and 2024

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Net revenues:
Vehicle Sales	$16,080,343	88.9%	$28,149,620	89.9%
Spare-part sales	1,650,130	9.1%	2,769,143	8.8%
Other sales	349,688	2.0%	378,630	1.3%
Total net revenues	$18,080,161	100.00%	$31,297,393	100.00%

Net revenues for the year ended December 31, 2025 were approximately $18.1 million, a decrease of approximately $13.2 million or 42.2% from approximately $31.3 million for the year ended December 31, 2024. The decrease in net revenues in 2025 was primarily attributed to the decrease in vehicle sales of approximately $12.1 million due to (i) the average selling price declined from approximately $25,089 to $12,266, mainly due to the suspension of government subsidies, which resulted in a drop in LS400 sales with high average selling price; (ii) the decrease in spare-part sales of approximately $1.1 million due to the decrease in sales of iChassis™. The net revenues in Europe market for the year ended December 31, 2025 were approximately $12.2 million, an increase of approximately $6.5 million from approximately $5.7 million for the year ended December 31, 2024. The net revenues in the Asian market for the year ended December 31, 2025 were approximately $4.0 million, with a slight decrease of approximately $0.6 million from approximately $4.6 million for the year ended December 31, 2024.

For the year ended December 31, 2025, we sold 1,309 ECVs, including 31 fully assembled Metro® units, 46 fully assembled Logistar™ 200 units, 154 fully assembled Logistar™ 100 units, 33 fully assembled Teemak™ units, 11 fully assembled Logistar™ 260 units, 1 fully assembled Logistar™ 400 units, 611 fully assembled Avantier™ units, 112 Clubcar units, 30 Antric® units, 120 Logistar™ 210 units, 113 Logistar™ 450 units, 1 Logistar™ 300 unit, 40 fully assembled Seres 5 units, 5 fully assembled Joylong-A4 units and 1 fully assembled Joylong-EA6 units, compared with 1,122 ECVs for the year ended December 31, 2024, including 105 fully assembled Metro® units, 15 fully assembled Logistar™ 200 units, 89 fully assembled Logistar™ 100 units, 35 fully assembled Teemak™ units, 58 fully assembled Logistar™ 260 units, 145 fully assembled Logistar™ 400 units, 492 fully assembled Avantier™ units, 2 Neibor® 150 units, 120 Clubcar units, 45 Antric® units, 4 fully assembled Logistar™ 210 units, 1 fully assembled Logistar™ 210V unit, one fully assembled Logistar™ 300 unit, 4 fully assembled Seres 5 units, 5 AX-3 units and 1 AIQAR EQ7 unit.

For the year ended December 31, 2025, we also sold 19 iChassis™ units, other than the 1274 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in Asia and European Union during the years ended December 31, 2025. For the year ended December 31, 2025, net revenues from Europe, North America, Asia (including China) and others as a percentage of total revenues was 67.2%, 10.2%, 22.3% and 0.2%, respectively, compared to 18.3%, 66.7%, 14.6% and 0.4%, respectively for the corresponding period in 2024.

For the year ended December 31, 2025, net revenues from vehicle sales in Europe, North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 72.0%, 10.6%, 17.2% and 0.2%, respectively, compared to 19.6%, 73.5%, 6.6% and 0.3%, respectively, for the corresponding period in 2024.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
	(Expressed in U.S. Dollars)
Cost of goods sold:
Vehicle Sales	$(14,415,354)	70.7%	$(15,450,451)	65.2%
Spare-part sales	(1,249,246)	6.1%	(2,313,504)	9.8%
Other sales	(243,790)	1.2%	(229,626)	1.0%
Inventory write-off	(2,824,436)	13.8%	—	—
Inventory write-down	(1,663,432)	8.2%	(5,695,265)	24.0%
Total cost of goods sold	$(20,396,258)	100.00%	$(23,688,846)	100.00%

Cost of goods sold for the year ended December 31, 2025 was approximately $20.4 million, a decrease of approximately $3.3 million or approximately 13.9% from approximately $23.7 million for the year ended December 31, 2024. The decrease in cost of goods sold in 2025 was primarily attributable to the decrease in cost of vehicle sales and spare-part sales of approximately $1.0 million and $1.1 million, respectively, the decrease of inventory write-down of approximately $4.0 million, and partially net off by the increase of inventory write-off of $2.8 million. The decrease in cost of vehicle sales was mainly due to the decreased vehicle sales and spare-part sales during the year 2025.

Gross (Loss) Profit

Gross loss for the year ended December 31, 2025 was approximately $2.3 million, compared with gross profit of $7.6 million for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, our overall gross margin decreased to approximately negative 12.8% from positive 24.3%, respectively. Our gross margin of vehicle sales for years ended December 31, 2025 and 2024 was negative 3.22% and positive 24.9%, respectively. The decrease of our gross profit was due to the decrease in gross profit of vehicle sales revenue, spare-part sales and other sales of approximately $7.5 million, $0.3 million and $0.04 million, respectively. In addition, the gross loss for the year ended December 31, 2025 was impacted by approximately $2.0 million of inventory write-offs related to battery equipment.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2025 were approximately $2.5 million, a decrease of approximately $4.9 million or approximately 65.8% from approximately $7.4 million for the year ended December 31, 2024. The decrease in selling and marketing expenses in 2025 was primarily attributed to the decrease in marketing expense, salary and social insurance and service fees related to global market and distribution channel research of approximately $3.2 million, $1.0 million and $0.6 million, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were approximately $20.3 million, a decrease of approximately $6.0 million or approximately 22.7% from approximately $26.3 million for the year ended December 31, 2024. The decrease in general and administrative expenses in 2025 was primarily attributed to the decrease in leasing cost, office expense, and freight expense of approximately, $1.2 million, $1.6 million, and $0.5 million, respectively, driven by ongoing cost control measures and improved operational efficiency.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were approximately $2.8 million, a decrease of approximately $2.3 million or approximately 45.5% from approximately $5.2 million for the year ended December 31, 2024. The decrease in research and development expenses in 2025 was primarily attributed to the decrease in design and development expenditures, salary and social insurance and others related to miscellaneous expense of approximately $0.5 million, $1.7 million and $0.1 million.

Interest expense, net

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit and unpaid purchases from HWE. Net interest expense was approximately $0.5 million for the year ended December 31, 2025, an increase of approximately $0.3 million compared to the approximately $0.2 million in interest expense for the year ended December 31, 2024. The increase was primarily attributable to (i) a decrease in interest income of approximately $0.1 million from bank deposit; (ii) a decrease in interest income of approximately $0.3 million from short-term investment; offset by (iii) a decrease in interest expense to convertible bonds of approximately $0.2 million.

Other income (expense), net

Other income, net for the year ended December 31, 2025 was approximately $0.4 million, representing a change of approximately $0.9 million compared to approximately $0.5 million of other expense, net for the year ended December 31, 2024. The change of other income (expense) in 2025 compared to 2024 was primarily attributable to the decrease in investment loss of approximately $0.6 million and the increase of approximately $0.3 million in litigation compensation from Fujian Newlongma Automotive Co., Ltd..

Loss from early termination of lease contract

Loss from early termination of lease contract for the year ended December 31, 2025 was approximately $0.7 million compared to $2.2 million of loss from early termination of lease contract for the year ended December 31, 2024.

Change in fair value of equity securities

A loss in the change in fair value of equity securities for the year ended December 31, 2025 was approximately $26.6 million compared to approximately $1.0 million of a gain in the change in fair value of equity securities for the year ended December 31, 2024. As of December 31, 2025, we evaluated whether NAV remains representative of fair value, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns and concluded that the reported NAV was not representative of fair value as of the balance sheet date. Accordingly we reassessed the fair value of the investment using a market participant perspective and considered the lack of observable market transactions and significant uncertainty regarding recoverability, with a conclusion reached that the fair value of the investment to be fully reduced to nil as of December 31, 2025.

Loss from Note Amendment and change in fair value of convertible promissory notes and derivative liability

In May 2025, we entered into an amendment to the convertible bonds originally issued in July 2022, which resulted in significant modifications to the key terms and conditions of the instrument.  Besides, on October 23, 2025, the Company and the holder entered into an exchange agreement (the “Exchange Agreement”), pursuant to which we issued a new convertible note in a principal amount of $4,000,000 (the “2025 Convertible Note”) in exchange for the outstanding balance of the previously amended convertible instrument. We considered the amendment as an extinguishment of the original convertible bonds, refer to Note 16 for details.

A loss from Note Amendment for the year ended December 31, 2025 was approximately $1.8 million.

Loss on change in fair value of convertible promissory notes and derivative liability was approximately $8.5 million.

Gain from disposal of Cenntro Electric CICS, S.R.L.’s equity

A gain from disposal of Cenntro Electric CICS, S.R.L.’s equity for the year ended December 31, 2025 was approximately $1.2 million compared to nil for the year ended December 31, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA for the Years Ended December 31, 2025 and 2024

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

Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. We define Adjusted EBITDA as net income (or net loss) before net interest expense, income tax expense, depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense and other non-recurring expenses including expenses impairment of goodwill, loss on exercise of warrants, and change in fair value of convertible promissory notes and derivative liability.

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(68,886,213)	$(34,112,925)
Interest expense, net	452,990	183,662
Income tax expense	(52,920)	(35,524)
Depreciation and amortization	2,195,025	2,010,863
Share-based compensation expense	2,827,050	3,370,634
Impairment of goodwill	—	209,130
Loss from Note Amendment	1,756,137	—
Gain on exercise of warrants	—	(900)
Change in fair value of convertible promissory notes and derivative liability	8,474,719	(7,194)
Loss from acquisition in relation to the revaluation of the previously held equity interest	—	149,872
Adjusted EBITDA from continuing operations	$(53,233,212)	$(28,232,382)

B. Liquidity and Capital Resources

We have historically funded working capital and other capital requirements primarily through bank loans, equity financings and short-term loans. Also, the reverse recapitalization we have completed at the end of December 2021 provided significant funding for our operations. Cash is required primarily to purchase raw materials, repay debts and pay salaries, office expenses and other operating expenses.

As of December 31, 2025, we had approximately $4.5 million in cash and cash equivalents, approximately $1.3 million of accounts receivables from continuing operations as compared to approximately $12.5 million in cash and cash equivalents, approximately $3.3 million in accounts receivable from continuing operations as of December 31, 2024. For the years ended December 31, 2025 and 2024, net cash used in operating activities was approximately $12.6 million and $21.4 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through December 31, 2025, we have spent over approximately $96.7 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of December 31, 2025, our working capital was approximately $19.0 million, as compared to a working capital of approximately $36.8 million as of December 31, 2024. The approximately $28.0 million decrease in working capital during 2025 was primarily due to (i) the decrease of cash and cash equivalents, accounts receivable, prepayment and other current assets, inventories and current assets held for discontinued operations of approximately $8.1 million, $2.0 million, $3.1 million, $2.1 million and $5.0million, respectively and (ii) the increase in short-term loans and accrued expense and other current liabilities of approximately $1.0 million and $5.0 million respectively.

Cash Flow

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(12,619,516)	$(21,362,312)
Net cash provided by (used in) investing activities	(866,667)	4,071,551
Net cash provided by financing activities	4,897,863	1,230,832
Effect of exchange rate changes on cash	315,023	(551,480)
Net decrease in cash, cash equivalents, and restricted cash	(8,273,297)	(16,611,409)
Cash and cash equivalents, and restricted cash at beginning of the year-continuing	12,820,459	28,988,225
Cash and cash equivalents, and restricted cash at beginning of the year-discontinued	$140,029	$583,672
Cash and cash equivalents, and restricted cash at end of the year-continuing	$4,638,328	12,820,459
Cash and cash equivalents, and restricted cash at end of the year-discontinued	$48,863	140,029

Operating Activities

Our net cash used in operating activities was approximately $12.6 million and $21.4 million for the years ended December 31, 2025 and 2024, respectively.

Net cash used in operating activities for the year ended December 31, 2025 was primarily attributable to (i) our net loss of approximately $73.0 million and adjusted for non-cash items of approximately $55.4 million, which primarily consisted of depreciation and amortization, amortization of operating lease right-of-use asset, written-down of inventories, provision for credit losses, loss on changes in fair value of convertible promissory notes and derivative liabilities, downwards changes in fair value of equity securities,  share- based compensation expense, loss on inventory write-off and gain from disposal of Cenntro Electric CICS, S.R.L.’s equity of approximately $2.2 million, $1.9 million, $2.6 million, $6.0 million, $8.5 million, $26.6 million, $2.8 million, $2.9 million and  $1.2 million, respectively, (ii) the decrease in prepayments and other assets and operating lease liabilities of approximately $3.7 million and $0.6 million, respectively, (iii) increase in accrued expense and other current liabilities of approximately $2.4 million.

Investing Activities

Net cash used in investing activities was approximately $0.9 million for the year ended December 31, 2025. Net cash used in investing activities for the year ended December 31, 2025 was primarily consisted of cash paid in purchase of plant and equipment, loans provided to third parties of approximately $0.8 million and $0.5 million, respectively, offset by the proceeds from disposal of property, plant and equipment and repayment of loans by related parties of approximately $0.2 million and $0.2 million, respectively.

Financing Activities

Net cash provided by financing activities was approximately $4.9 million for the year ended December 31, 2025. Net cash provided by financing activities for the year ended December 31, 2025 was primarily attributable to the proceeds from bank loans, related parties and third parties of approximately $3.2 million, $1.0 million and $2.1 million, offset by the repayment of loans to third parties of approximately $0.4 million, the repayment of loans to related parties of approximately $0.2 million and repayment to bank loan of approximately $0.8 million.

Contractual Obligations

For a discussion of material contractual obligations and commitments, see Note 21 “Commitments and Contingencies” to our consolidated financial statements included in this annual report.

We leases offices space under non-cancellable operating leases. As of December 31, 2025, the minimum future commitments under these agreements are as follows.

	Less than one year	One to three years	Total
Operating lease obligations	1,466,487	943,605	2,410,092
Total	1,466,487	943,605	2,410,092

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and to related parties, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, other current liabilities, bank loans and amount due from and to related parties, current were approximate their fair values because of the short-term nature of these items. The estimated fair values of loans from third parties were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

Currency-cross swap was classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. As the issuer is not yet listed and there are no similar companies in the market at the same stage of development for comparison, the investment is difficult to value, and the valuation is not considered reliable. Therefore, the Company develop its own assumption by future cash flow forecast, which contains principal paid and interests accrued.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) currency-cross swap, which was recognized as derivative financial instruments. Specifically, positive fair values of cross-currency swaps are classified as short-term investments in the consolidated balance sheet, and negative fair values of such instruments are recorded in other current liabilities.

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

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase warrant shares of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants, which are classified as Level 3 within the fair value hierarchy. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity security on the consolidated balance sheet.

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

The Company’s financial assets subject to the current expected credit loss (“CECL”) model mainly include accounts receivable, certain receivable components within other current assets and  other non-current assets and debt security investments.

For the years ended December 31, 2025 and 2024, allowance for credit losses recognized by the Company were mainly generated from accounts receivable and certain components within other current assets.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the years ended December 31, 2025 and 2024, write-downs of $2,554,421 and $6,462,514, respectively, were recorded in cost of sales in the consolidated statements of operations and comprehensive loss.

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

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2025 and 2024, all of the cross-currency swap contracts were accounted for as economic hedges.

Investment in equity securities

For investments in equity securities whose returns are linked to the performance of underlying assets, the Company elected the fair value option at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of operations and comprehensive loss.

The Company determines the appropriate accounting treatment for its investments in equity securities at the time of acquisition and reassesses such determinations when facts and circumstances change. The private equity funds are measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to estimate the fair value not to measure.

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

Property, plant and equipment, net

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Category	Estimated useful life
Land	Infinite
Plant and building	20 years
Machinery and equipment	5-10 years
Office equipment	3-5 years
Motor vehicles	3-5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. The transaction price is generally fixed as specified in the contracts. The Company’s contracts do not include explicit rights of return, and variable consideration is not significant.

All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping, handling costs and freight-out expenses for product shipments that occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and are recorded as selling and marketing expenses. These costs primarily include domestic transportation and other logistics expenses incurred prior to export under EXW, FOB or FCA arrangements, or costs incurred before delivery to customers.

The following table disaggregated the Company’s revenues by product lines for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024

Vehicles sales	$16,646,054	$31,658,358
Spare-parts sales	1,730,394	2,977,323
Other service income	349,689	428,129
Net revenues	18,726,137	35,063,810
Less: net revenues, discontinued operation	(645,976)	(3,766,417)
Net revenues, continuing operation	$18,080,161	$31,297,393

The Company’s revenues are primarily derived from America, Europe and Asia. The following table sets forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2025	2024
Primary geographical markets

Europe	$12,804,228	$9,485,770
Asia	4,035,448	4,579,104
America (1)	1,852,544	20,888,931
Others	33,917	110,005
Net revenues	18,726,137	35,063,810
Less: Net revenues, discontinued operation	(645,976)	(3,766,417)
Net revenues, continuing operation	$18,080,161	$31,297,393

(1)
The decrease in revenue from the Americas for the year ended December 31, 2025 was primarily attributable to changes in the external trade environment, including increased tariffs and related uncertainties, which adversely affected the Company’s sales activities in the U.S. market.

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2025 and 2024, the Company recognized $1,085,742 and $1,120,355 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	December 31, 2025	December 31, 2024

Accounts receivable, net	$1,426,094	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(144,856)	(1,406,457)
Accounts receivable, net, held for continuing operation	1,281,238	3,281,865

Contractual liabilities	$3,106,185	$4,202,001
Less: contractual liabilities, held for discontinued operation	(84,641)	(80,696)
Contractual liabilities, held for continuing operation	3,021,544	4,121,305

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

Convertible promissory notes

The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), effective for the year ended June 30, 2025. The Company accounts for its convertible debentures and notes primarily under ASC 470, Debt.

Under the amended guidance, convertible instruments are accounted for as a single liability instrument measured at amortized cost. This simplified approach eliminates the requirement under previous guidance to separately account for beneficial conversion features (“BCF”) or cash conversion features (“CCF”) in equity.

An exception to this single-instrument approach applies if an embedded conversion feature is required to be bifurcated from the host debt instrument and accounted for separately as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). This is required when the conversion feature’s economic characteristics are not considered clearly and closely related to the host debt, the feature meets the definition of a derivative, and it does not qualify for a scope exception from derivative accounting. If bifurcation is required, the embedded derivative is recognized as a liability and measured at fair value, with subsequent changes in fair value reported in earnings. The portion of the proceeds allocated to the derivative creates a debt discount, which is amortized to interest expense over the term of the debt.

For instruments accounted for as a single liability, debt issuance costs are recorded as a direct deduction from the carrying amount and are amortized to interest expense over the term of the debt using the effective interest method. Upon conversion into shares in accordance with the original contractual terms, the carrying amount of the debt is reclassified to equity, and no gain or loss is recognized in the income statement.

The Company evaluates modifications of convertible debentures and notes to determine whether such modifications are substantial. If a modification is not substantial, it is accounted for as a modification of the existing instrument, with a revised effective interest rate based on the updated cash flows. If a modification is considered substantial, the existing instrument is derecognized and the new instrument is recognized, with any resulting difference recognized in earnings.

Upon extinguishment of convertible debentures and notes, including repayment or settlement, the difference between the carrying amount of the instrument and the consideration paid is recognized as a gain or loss in the consolidated statements of operations.

Derivative liability

The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are initially recognized at fair value on the consolidated balance sheets and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

Derivatives may arise from embedded features within convertible debentures and notes or from freestanding financial instruments. An embedded feature is bifurcated from the host contract and accounted for separately as a derivative when the feature’s economic characteristics and risks are not clearly and closely related to those of the host contract, the feature meets the definition of a derivative, and it does not qualify for a scope exception under ASC 815.

If bifurcation is required, the embedded derivative is recognized as a derivative liability and measured at fair value, with subsequent changes in fair value recognized in earnings. The portion of the proceeds allocated to the derivative creates a debt discount, which is amortized to interest expense over the term of the host debt using the effective interest method.

For freestanding derivative instruments that are classified as liabilities, the Company measures such instruments at fair value at issuance and remeasures them at each reporting date, with changes in fair value recognized in earnings.

The Company evaluates modifications of contracts containing derivative features to determine whether such modifications result in the extinguishment of the original instrument or the continuation of the existing instrument. If the modification is considered substantial, the original derivative is derecognized and a new derivative is recognized at fair value, with any resulting difference recognized in earnings.

Upon settlement or termination of a derivative liability, the difference between the carrying amount of the derivative and the consideration paid is recognized in earnings.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. In January 2025, the FASB issued ASU No. 2025-01 to clarify certain provisions of ASU 2024-03, including its effective date and transition guidance. As clarified, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied prospectively, with an option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures and expects to adopt the guidance in its fiscal year beginning January 1, 2027.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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

As of the date of this Annual Report, we have a total of four professionals on our finance team in the United States including two certified public accountants (CPAs) and one staff accountant with public accounting experience who has passed their CPA exams. We intend to hire additional professional accountants with greater familiarity with U.S. GAAP and SEC reporting requirements. Additionally, we have retained a consulting firm to assist us in assessing our compliance with The Sarbanes-Oxley Act to help us (i) further develop and implement formal policies, processes and documentation procedures relating to our financial reporting as well as (ii) address the accounting function’s staffing needs and training and strengthen our internal control processes. Our material weakness will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded that these controls are effective.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

During the year ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Peter Z. Wang	71	Chief Executive Officer, Managing Director and Chairman of the Board
Edward Ye	35	Chief Financial Officer
Wei Zhong	47	Chief Technology Officer
Ming He	56	Treasurer
Non-Executive Directors:
Charles Athle Nelson (1)	73	Director
Guangguang “Steve” Qin (1)(2)(3)	71	Director
Benjamin B. Ge (1)(2)(3)	59	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nomination and Corporate Governance Committee

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

Edward Ye, has served as Cenntro’s Financial Director since December 2019 and became Acting Chief Financial Officer of the Company in March 2024. Prior to joining Cenntro, Mr. Ye was a Senior Associate at Deloitte Touche Tohmatsu Limited (“Deloitte”) from September 2012 to August 2017 where he was instrumental in the execution of initial public offerings in the US and Hong Kong. At Deloitte, Mr. Ye served a multitude of clients in industries such as education, manufacturing, energy and resources, retail, customer service, real estate, transportation, and telecommunications. Mr. Ye earned a Bachelor’s degree in Accounting from Hong Kong Baptist University and a Master of Science in Corporate Finance from Bayes Business School of the City, University of London, (formerly known as, the Case Business School). He is also a CFA Charterholder.

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

Ming He, was appointed as Cenntro’s Treasurer in May 2022. Mr. He joined Cenntro Automotive Group, the predecessor of CEGL as Chief Financial Officer in February 2014. Before his role at CAG, he served as the Chief Financial Officer of Shengkai Innovations, Inc. from March 2010 through April 2012, which completed its Nasdaq listing and public offerings. Between January 2007 and February 2010, Mr. He served as Chief Financial Officer of Zhongchai Machinery, Inc. From October 2004 until January 2007, Mr. He served as Senior Director at SORL Auto Parts, Inc. (“SORL”), where he guided SORL’s progress in the US capital market and closed a public offering in November 2006. Mr. He holds designations of Chartered Financial Analyst and Certified Public Accountant. He received his Master of Science in Accountancy in 2004 and Master of Business Administration in 2003 from University of Illinois at Urbana-Champaign. He also received his bachelor’s degree from Shanghai University of International Business and Economics (f.k.a. Shanghai Institute of Foreign Trade) in 1992.

Non-Employee Directors

Charles Athle Nelson, became a member of our Board on December 23, 2025, and serves on the Audit Committee. Mr. Nelson has been active in the capital markets for the past 35 years. He began his financial career as a market representative with American International Group and in 1979 joined Dean Witter Reynolds as a Financial Advisor, working with high net worth and institutional clients. In 1980, he joined Drexel Burnham and Lambert, and subsequently, at Ladenberg Thalmann and then at Auerbach Pollack and Richardson originated equity and investment banking transactions. Over the last 20 years, Mr. Nelson has been involved with financing companies in the fintech, healthcare and bio-pharma spaces through private equity and public financing including listings on the Nasdaq and the NYSE. Mr. Nelson holds a bachelor’s degree in arts from Villanova University and an MBA from Rutgers University. We believe Mr. Nelson is qualified to serve on the Board due to his extensive experience in the capital markets and financing matters.

Guangguang “Steve” Qin, became a member of our Board on May 31, 2025 and serves on the Nomination and Corporate Governance Committee, Audit Committee and Compensation Committee. Mr. Qin has over 30 years of experience in investment management across the finance, technology, and healthcare sectors. From 1993 to 1999, Mr. Qin served as Senior Vice President of United Pharmaceutical Industries in the United States. From 2001 to 2005, he served as Director and President, Asia-Pacific Region at Bridgecreek International. From 2006 to 2010, he was President of the China Region at PEM Group. From 2011 to 2015, Mr. Qin served as Senior Partner at Cybernaut (China) Investment. Between 2015 and 2019, he was Chief Representative for the China Region at American Education Center.  From 2016 to 2021, he served as Dean of the West Lake Industrial Research Institute (China). Since 2016, he has been a Founding Partner of Winyin Capital. Since 2020, he has also served as Director and Founding Partner of Aventa Capital. Mr. Qin holds a B.A. in Philosophy and an M.A. in Ethnology from Minzu University of China. We believe Mr. Qin is qualified to serve on the Board due to his past experience in investment management matters.

Benjamin B. Ge, became a member of our Board following his election at the Company’s annual general meeting on May 31, 2022. Since February 2019, Mr. Ge has been the Chief Financial Officer of New Century Science & Technology Limited. Mr. Ge was a Managing Director at Citic Capital Holdings Limited, an alternative investment management and advisory company, from 2016 to 2019. Prior to joining Citic Capital, Mr. Ge was Regional Head (China) at Sequoia Capital Operations LLC, a venture capital firm focused on seed stage, mid stage, late stage, and growth investments in the fintech sector, from 2010 to 2016. Mr. Ge was Vice President of JP Morgan’s Global Special Opportunity Group from 2007 to 2009 and Vice President of UniCredit China Capital Ltd. from 2005 to 2007. Mr. Ge received a Bachelor of Economics degree from Southern China Normal University in 1989, as well as an Associate Diploma of Business in International Trade in 1991, a Post-Graduate Diploma of Finance in 1994, and a Master of Finance degree in 2001 from Royal Melbourne Institute of Technology. He is member of the Securities Institute of Australia. We believes Mr. Ge is qualified to serve on our Board due to his extensive experience in private equity and corporate finance matters.

Departure of Directors

On May 15, 2025, Yi Zeng, our non-employee director (the “Director”), notified our board of directors (the “Board”) of his decision to resign his position on the Board and as a member of the Audit Committee of the Board, effective immediately. Dr. Zeng’s decision was not the result of any disagreement between Dr. Zeng and the Company on any matters relating to our operations, policies or practices.

On May 31, 2025, Jiawei “Joe” Tong, our non-employee director, notified the Board of his decision to resign his position on the Board and as chair of the Compensation Committee of the Board, and member of the Audit and Nomination and Corporate Governance Committees of the Board, effective immediately. Mr. Tong’s decision was not the result of any disagreement between Mr. Tong and the Company on any matters relating to our operations, policies or practices.

Gang “Gavin” Lin was voted to serve as a member of the Board and Audit Committee of the Board at the annual meeting on August 15, 2025. On December 22, 2025, Mr. Lin, our non-employee director, notified the Board of his decision to resign his position as an independent director and a member of the Audit Committee of the Board, effective on December 23, 2025. Mr. Lin’s decision was made solely for personal reasons and not due to any disagreement with the Company or the Board on any matter relating to our operations, policies, or practices.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nomination and corporate governance committee. We have adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee.

Our Audit Committee consists of Mr. Charles Athle Nelson, Mr. Guangguang “Steve” Qin and Mr. Benjamin B. Ge. Mr. Ge is the chairman of our Audit Committee. We have determined that these directors satisfy the “independence” requirements of NASDAQ Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Mr. Ge qualifies as an Audit Committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The Audit Committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

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

The Audit Committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. All audit services to be provided to us and all permissible non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm will be approved in advance by the Audit Committee.

Compensation Committee.

Our Compensation Committee consists of Mr. Guangguang “Steve” Qin and Mr. Benjamin B. Ge. Mr. Qin is the chairman of our Compensation Committee. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated. The Compensation Committee is responsible for, among other things:

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

The Compensation Committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Nomination Committee.

Our Nomination and Corporate Governance Committee consists of Mr. Guangguang “Steve” Qin and Mr. Benjamin B. Ge. Mr. Qin is the chairman of our Nomination and Corporate Governance Committee. The Nomination and Corporate Governance Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nomination and Corporate Governance Committee is responsible for, among other things:

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

The Nomination and Corporate Governance Committee operates under a written charter, which satisfies the applicable rules of the SEC and the Nasdaq listing rules.

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

Based solely on a review of the reports filed with the SEC, the Company believes that all required filings under Section 16(a) were timely made during the fiscal year ended December 31, 2025.

Code of Business Conduct and Ethics

We adopted a Code of Ethics applicable to its directors, officers, and employees. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We have never waived any provisions of the code of business ethics. We have previously filed our form of code of ethics as an exhibit to our registration statement in connection with our initial public offering. The full text of our Code of Ethics is posted on our website at https://ir.cenntroauto.com/static-files/fd697ea5-17b6-4536-bfe2-5539e84305f3 .

Hedging and Pledging Policies

The Company maintains an insider trading policy (the “Insider Trading Policy”) that prohibits our directors, officers that are subject to Section 16 of the Exchange Act, and certain other designated employees from (i) purchasing and selling put options, call options or other derivatives of Company securities and (ii) engaging in short sales of Company securities. In addition, the Insider Trading Policy prohibits our officers that are not subject to Section 16 of the Exchange Act, assistants and secretaries of insiders and certain other designated employees from engaging in short sales of Company securities. These prohibitions apply to Company securities held directly and indirectly by the aforementioned parties including Company securities granted as part of compensation to such aforementioned parties. There are no categories of hedging transactions that are specifically permitted by the Insider Trading Policy.

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

For the year ended December 31, 2025, Cenntro’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Peter Z. Wang, Chief Executive Officer;

•	Edward Ye, Chief Financial Officer;

•	Ming He, Treasurer; and

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

Summary Compensation Table:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total($)
Peter Z. Wang	2025	350,000		1,234,596	(1)		1,584,596
Chief Executive Officer	2024	350,000	-	1,234,596	(1)	-	1,584,596

Edward Ye (2)	2025	94,434		71,660	(3)		166,094
Chief Financial Officer	2024	85,368		71,660	(3)		157,028

Ming He	2025	250,000		53,774	(4)		303,774
Treasurer	2024	250,000		53,774	(4)		303,774

(1)
On May 3, 2022, Mr. Wang was granted an option to purchase 350,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $1.8480 per share of incentive stock options and $1.6800 per share of non-statutory stock options, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 87,500 and 87,500 options vested during the years ended December 31, 2025, and December 31, 2024, fair value of which is represented here, respectively.

(2)
On March 1, 2024, our Board appointed Mr. Edward Ye as Acting Chief Financial Officer of the Company. Mr. Edmond Cheng served as Chief Financial Officer prior to his resignation from the Company on March 1, 2024.

(3)
On May 3, 2022, Mr. Ye was granted an option to purchase 20,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $16.800 per share, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 5,000 and 5,000 options vested during the years ended December 31, 2025, and December 31, 2024, fair value of which is represented here, respectively.

(4)
On May 3, 2022, Mr. He was granted an option to purchase 15,000 shares of common stock of the Company under the former 2022 Stock Incentive Plan (the “2022 Plan”), with an exercise price per share equal to $16.800 per share, which is equal to the price per share of common stock of the Company on the date of grant of the option, out of which 3,752 and 3,752 options vested during the years ended December 31, 2025, and December 31, 2024, fair value of which is represented here, respectively.

Policies and Practices Related to the Timing of Equity Awards

We grant stock options and other equity awards from time to time pursuant to our equity incentive plans. The timing of such awards is generally based on predetermined schedules or compensation committee approvals and is not intended to take into account the timing of the release of material nonpublic information (“MNPI”).

We do not grant equity awards in anticipation of the release of MNPI that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the fiscal year ended December 31, 2025, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of our periodic or current report, and we have not timed the disclosure of MNPI for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2025 for each of our Named Executive Officers:

Name	Number of Securities Underlying Unexercised Options (#) Exercisabe	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Peter Z. Wang Chief Executive Officer	23,812	5,953	-	18.4800	May 03, 2027	5,953	810	-	-
	304,313	15,922	-	16.8000	May 03, 2032	15,922	2,167	-	-
Edward Ye Chief Financial Officer	18,750	1,250	-	16.8000	May 03, 2032	1,250	170	-	-
	21,469	-	-	30.9182	December 31, 2029	-	-	-	-
Ming He Treasurer	14,070	930	-	16.8000	May 03, 2032	930	127	-	-
	89,454	-	-	2.7947	March 07, 2026	-	-	-	-

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

Annual Cash Bonuses

None of Cenntro’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2025.

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

As of the date of this Annual Report, options to purchase a total of 25,178 shares of Common Stock were outstanding under the 2023 Plan. As of the date of this Annual Report, options to purchase an aggregate of 36,704 shares of Common Stock have been granted and 86 shares of Common Stock have been issued under the 2023 Plan, in each case after giving effect to the Reverse Stock Split effected on April 13, 2026.

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

The following table provides information with respect to the beneficial ownership of our Common Stock as of the date of this Annual Report, by:

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

Percentage ownership is based on 87,912,831 shares of Common Stock outstanding as of April 10, 2026 (prior to the Reverse Stock Split effected on April 13, 2026)(1).

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
5% Shareholders:

Directors and Executive Officers:
Peter Z. Wang (3)(4)	7,504,435	8.5%
Edward Ye (5)	41,469	*	%
Wei Zhong (6)	-	-%
Ming He (7)	15,000	*	%
Benjamin B. Ge (8)	39,780	*	%
Charles Athle Nelson	-	-
Guangguang “Steve” Qin	-	-
All current directors and executive officers as a group (seven persons) (9)	7,600,684	8.6%

*	Represents beneficial ownership of less than 1%.

1)
On April 13, 2026, the Company effected a 1-for-60 Reverse Stock Split of its common stock, which became effective upon market open on the Nasdaq Capital Market. The Reverse Stock Split was implemented to regain compliance with Nasdaq’s minimum $1.00 bid price requirement. However, there can be no assurance that the Company will be able to timely regain or maintain compliance with Nasdaq’s continued listing requirement.

2)	Unless otherwise indicated, the address for each beneficial owner listed in the table above is c/o Cenntro Inc., 33 Wood Avenue South, Suite 600, PMB #3572, Iselin, New Jersey 08830.

3)	Peter Z. Wang has sole voting and dispositive power over the shares held by Cenntro Enterprise Limited.

4)
Consists of (i) 6,539,994 Acquisition Shares held of record by Cenntro Enterprise Limited, (ii) 614,441 Acquisition Shares held of record by Trendway Capital Limited, each of which is wholly owned by Mr. Peter Wang, and (iii) 350,000 shares of Common Stock that Mr. Wang has the right to acquire from us within 60 days of April 10, 2026, pursuant to the exercise of stock options granted under the 2023 Plan. Mr. Wang has voting and dispositive power over the securities held by each entity and as a result may be deemed to beneficially own the securities of such entities. Each of Cenntro Enterprise Limited and Trendway Capital Limited received such Acquisition Shares presented above following the closing of the Combination, pursuant to the Distribution.

5)	Consists of 41,469 shares of Common Stock that Mr. Ye has the right to acquire from us within 60 days of April 10, 2026, pursuant to the exercise of stock options granted under the 2023 Plan.

6)	Consists of 0 shares of Common Stock that Mr. Zhong has the right to acquire from us within 60 days of April 10, 2026, pursuant to the exercise of stock options under the 2023 Plan.

7)	Consists of 15,000 shares of Common Stock that Mr. He has the right to acquire from us within 60 days of April 10, 2026, pursuant to the exercise of stock options granted under 2023 Plan.

8)
Consists of 29,780 shares of Common Stock beneficially owned by Mr. Ge, and 10,000 shares of Common Stock that Mr. Ge has the right to acquire from us within 60 days of April 10, 2026, pursuant to the exercise of stock options granted under the 2023 Plan.

9)
Consists of (i) 7,184,215 shares of Common Stock beneficially owned by our directors and executive officers and (ii) 416,469 shares of Common Stock underlying outstanding options, exercisable within 60 days of April 10, 2026.

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

Loan agreement with a related party

On April 15, 2025, we, a related party of Greenland Technologies Holding Corporation (“Greenland Technologies”), entered into a loan agreement with Zhongchai Holding (Hong Kong) Limited (“Zhongchai Hong Kong”), an indirect wholly owned subsidiary of Greenland Technologies, pursuant to which we may borrow up to $1.0 million, as evidenced by a promissory note dated as of April 15, 2025 (the “Promissory Note”). We intend to use the proceeds received from the Promissory Note for working capital purposes. The Promissory Note has a maturity date of April 14, 2026, and accrues interest at a rate of 7.50% per annum. Upon the occurrence of any Default (as defined in the Loan Agreement), Zhongchai Hong Kong is entitled to declare the debt, all interest and other amounts payable (the “Default Sum”) under the Loan Agreement to be forthwith due and payable, or alternatively, demand the Default Sum be converted into our shares of common stock at the specified conversion price in the loan agreement. The loan agreement contains our customary representations and warranties, and affirmative and negative covenants for a transaction of this type.

Item 14.	Principal Accounting Fees and Services.

Engagement of GGF CPA LTD (“GGF”) (fka Guangzhou Good Faith CPA LTD)

On April 14, 2023, the Company, upon the Audit Committee’s approval, engaged the services of GGF CPA LTD (“GGF”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for the two years ended December 31, 2021, and December 31, 2022. For the fiscal year ended December 31, 2025, GGF has also been appointed by the Company as the independent registered public accounting firm.

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

Cost of Fees and Services

The following table sets forth fees billed to us by our current independent auditor GGF for the year ended December 31, 2025 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2025	2024
Audit fees	$635,194	$388,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$635,194	$388,200

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2025, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of GGF, independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of Cenntro Inc., filed with the Secretary of State of the State of Nevada on April 13, 2026.
3.2
Amended and Restated Bylaws of Cenntro Inc., dated November 10, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).

3.3*	Certificate of Change filed on March 24, 2026
4.1	Exchange Note, dated October 23, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025)
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

10.3+
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

10.5
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

10.7
Share and Loan Purchase Agreement, dated as of December 13, 2022, by and among Cenntro Electric Group, Inc. and Mosolf SE & Co. KG (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on December 16, 2022).

10.8
Placement Agency Agreement, dated as of July 20, 2022, by and between Cenntro Electric Group Limited and Univest Securities, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.9
Securities Purchase Agreement, dated as of July 20, 2022, by and among Cenntro Electric Group Limited and certain accredited investors, (incorporated by reference to Exhibit 10.2 to the Report of Foreign Private Issuer on Form 6-K filed with the SEC on July 21, 2022).

10.10
Loan Agreement, dated as of April 15, 2025, entered into by and between Zhongchai Holding (Hong Kong) Limited and Cenntro Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 18, 2025)

10.11
Promissory Note, dated as of April 15, 2025, issued by Cenntro Inc. to Zhongchai Holding (Hong Kong) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 18, 2025)

10.12
Amendment 1 to Senior Secured Convertible Promissory Note, dated as of May 16, 2025 between Cenntro Inc. and About Investment Pte. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2025)

10.13	Exchange Agreement, dated October 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2025)
10.14
Director Offer Letter dated May 30, 2025 by and between Cenntro Inc. and Mr. Guangguang “Steve” Qin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2025)

10.15
Director Offer Letter dated December 23, 2025 by and between Cenntro Inc. and Charles Athle Nelson. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 31, 2025)

10.16*	Operating Lease Agreements dated August 30, 2024, by and between Jiangsu Joylong Automobile Co., Ltd., as Landlord, and Jiangsu Tooniu Tech Co., Ltd., as Tenant (JL-20240901)
10.17*	Operating Lease Agreements dated August 30, 2024, by and between Jiangsu Joylong Automobile Co., Ltd., as Landlord, and Jiangsu Tooniu Tech Co., Ltd., as Tenant (JL-20240902)
10.18*	Lease Agreement dated January 15, 2025, by and between Schmidts GmbH & Co. KG Immobilien, as Landlord, and Antric GmbH, as Tenant
10.19*	Operating Lease Agreement dated March 25, 2025, by and between American Quartz Group Inc., as Landlord, and Bison Motors Inc., as Tenant
10.20*	Operating Lease Agreement dated May 19, 2025, by and between Comunidad de Bienes VIDAL PLANAS JOSE Y OTROS CB, as Landlord, and AVANTIER MOTORS SPAIN, S.L., as Tenant
14.1	Cenntro Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K12-b, File No. 001-38544, filed with the SEC on February 27, 2024).
15.1*	Consent of GGF CPA LTD, regarding the incorporation by reference the report dated April 15, 2026 in this Annual Report on Form 10-K
19	Cenntro Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, File No. 001-38544, filed with the SEC on April 1, 2024).
21.1*	List of Subsidiaries.
24.1*	Powers of Attorney (the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1**	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1
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

* Filed with this annual report on Form 10-K

** Furnished with this annual report on Form 10-K

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

Signature	Capacity	Date

/s/ Peter Z. Wang	Chairman of the Board and Chief Executive Officer	April 15, 2026
Peter Z. Wang	(Principal Executive Officer)

/s/ Edward Ye	Chief Financial Officer	April 15, 2026
Edward Ye	(Principal Financial and Accounting Officer)

/s/ Benjamin B. Ge	Director	April 15, 2026
Benjamin B. Ge

/s/ Charles Athle Nelson	Director	April 15, 2026
Charles Athle Nelson

/s/ Guangguang “Steve” Qin	Director	April 15, 2026
Guangguang “Steve” Qin

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cenntro Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cenntro Inc. (the “Company”) and its subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Guangzhou, the People’s Republic of China

April 15, 2026

CENNTRO INC.
CONSOLIDATED BALANCE SHEETS
 (Expressed in U.S. dollars, except for the number of shares)

	Note		December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents			$4,483,906	$12,547,168
Restricted cash, current			154,422	273,291
Short-term investment			-	5,505
Accounts receivable, net	4		1,281,238	3,281,865
Inventories, net	5		21,935,893	24,012,504
Prepayment and other current assets	6		15,013,263	18,075,415
Amounts due from related parties, current	22		37,705	11,729
Assets held for sale, current	1(d	)	2,726,690	7,708,969
Total current assets			45,633,117	65,916,446

Non-current assets:
Long-term time deposit			-	700,000
Long-term investments	7		3,853,261	3,710,663
Investment in equity securities	8		-	26,604,319
Property, plant and equipment, net	9		15,916,725	17,401,006
Intangible assets, net	10		6,143,776	6,225,302
Right-of-use assets	15		1,855,267	9,948,831
Other non-current assets, net			1,027,144	2,059,747
Total non-current assets			28,796,173	66,649,868

Total Assets			$74,429,290	$132,566,314

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	11		$5,532,563	$5,135,710
Short-term loans and current portion of long-term loans	13		1,259,813	249,614
Accrued expenses and other current liabilities	12		8,348,095	3,647,503
Contractual liabilities	2(o	)	3,021,544	4,121,305
Operating lease liabilities, current	15		1,434,441	3,426,067
Convertible promissory notes	16		3,955,897	9,952,000
Deferred government grant, current			110,378	100,060
Amounts due to a related party	22		889,675	26,226
Liabilities held for sale, current	1(d	)	2,103,088	2,455,539
Total current liabilities			26,655,494	29,114,024

Non-current liabilities:
Long-term loans	13		1,214,054	362,386
Deferred tax liabilities	14		142,312	171,558
Deferred government grant, non-current			1,738,449	1,776,957
Derivative liability - investor warrant	16		-	12,137,087
Derivative liability - placement agent warrant	16		3,457,055	3,455,829
Operating lease liabilities, non-current	15		841,449	7,588,971
Total non-current liabilities			7,393,319	25,492,788

Total Liabilities			$34,048,813	$54,606,812

Commitments and contingencies	21

EQUITY
Common stock ($0.0001 par value; 1,465,214 and 514,444 shares issued and outstanding as of December 31, 2025 and 2024, respectively)*	18		147	51
Additional paid in capital			437,740,047	405,757,052
Accumulated deficit			(391,872,087)	(318,890,314)
Accumulated other comprehensive loss			(5,585,439)	(9,029,499)
Total equity attributable to shareholders			40,282,668	77,837,290
Non-controlling interests			97,809	122,212
Total Equity			$40,380,477	$77,959,502
Total Liabilities and Equity			$74,429,290	$132,566,314

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share am5ounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

			For the Years Ended December 31,
	Note		2025	2024

Net revenues	2(o	)	$18,080,161	$31,297,393
Cost of goods sold			(20,396,258)	(23,688,846)
Gross profit			(2,316,097)	7,608,547

OPERATING EXPENSES:
Selling and marketing expenses			(2,520,796)	(7,364,678)
General and administrative expenses			(20,341,399)	(26,321,333)
Research and development expenses			(2,814,163)	(5,160,803)
Provision for credit losses			(4,556,311)	(393,873)
Impairment of goodwill			-	(209,130)
Total operating expenses			(30,232,669)	(39,449,817)

Loss from operations			(32,548,766)	(31,841,270)

OTHER EXPENSE:
Interest expense, net			(452,990)	(183,662)
Loss from long-term investments	7		(60)	(299,772)
Change in fair value of convertible promissory notes and derivative liability			(8,474,719)	7,194
Change in fair value of equity securities			(26,604,319)	1,019,285
Foreign currency exchange gain, net			98,031	44,481
Loss from acquisition in relation to the revaluation of the previously held equity interest			-	(149,872)
Loss from early termination of lease contract			(717,633)	(2,218,120)
Gain on exercise of warrants			-	900
Loss from cross-currency swaps			(20,225)	(9,463)
Loss from Note Amendment			(1,756,137)	-
Gain from disposal of Cenntro Electric CICS, S.R.L.’s equity			1,157,556	-
Other income (expense), net			380,129	(518,150)
Net loss from continuing operations before taxes			(68,939,133)	(34,148,449)
Income tax benefit	14		52,920	35,524
Net loss from continuing operations			(68,886,213)	(34,112,925)

Discontinued operations:
Loss from discontinued operations, net of tax			(4,135,717)	(10,795,692)

Net loss			(73,021,930)	(44,908,617)
Less: net loss attributable to non-controlling interests			(40,157)	(41,804)
Net loss attributable to the Company’s shareholders			$(72,981,773)	$(44,866,813)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment			3,359,651	(2,627,692)
Unrealized holding gains and losses for available-for-sale securities			30,000	41,712
Total comprehensive loss			(69,632,279)	(47,494,597)

Less: total comprehensive loss attributable to non-controlling interests			(36,444)	(42,770)
Total comprehensive loss to the Company’s shareholders			$(69,595,835)	$(47,451,827)

Weighted average number of shares outstanding, basic and diluted*			836,814	514,023

Loss per common share
Continuing operations - Basic and Diluted			(82.27)	(66.28)
Discontinued operations - Basic and Diluted			(4.94)	(21.00)
Net loss per common share - Basic and Diluted			(87.21)	(87.28)

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these consolidated financial statements.

 CENNTRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

		Common Stock
	Shares*	Amount	Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
Balance as of December 31, 2023	513,813	$51	$402,337,342	$(274,023,501)	$(6,444,485)	$121,869,407	$(4,240)	$121,865,167
Share-based compensation	-	-	3,370,634	-	-	3,370,634	-	3,370,634
Net loss	-	-	-	(44,866,813)	-	(44,866,813)	(41,804)	(44,908,617)
Acquisition of 60% of Hezhe’s equity interests	-	-	-	-	-	-	169,206	169,206
Exercise of warrants	630	-	49,076	-	-	49,076	-	49,076
Fractional shares issued due to reverse stock split	1	-	-	-	-	-	-	-
Unrealized holding gains and losses for available-for-sale securities	-	-	-	-	41,712	41,712	-	41,712
Capital contribution from noncontrolling interest holders	-	-	-	-	-	-	16	16
Foreign currency translation adjustment	-	-	-	-	(2,626,726)	(2,626,726)	(966)	(2,627,692)
Balance as of December 31, 2024	514,444	$51	$405,757,052	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	2,827,050	-	-	2,827,050	-	2,827,050
Net loss	-	-	-	(72,981,773)	-	(72,981,773)	(40,157)	(73,021,930)
Conversion of convertible bonds into shares	706,514	71	16,668,132	-	-	16,668,203	-	16,668,203
Cashless exercise of warrants	244,256	25	12,487,813	-	-	12,487,838	-	12,487,838
Unrealized holding gains and losses for available-for-sale securities	-	-	-	-	30,000	30,000	-	30,000
Disposal of a subsidiary	-	-	-	-	58,122	58,122	12,041	70,163
Foreign currency translation adjustment	-	-	-	-	3,355,938	3,355,938	3,713	3,359,651
Balance as of December 31, 2025	1,465,214	$147	$437,740,047	$(391,872,087)	$(5,585,439)	$40,282,668	$97,809	$40,380,477

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Expressed in U.S. dollars, except for number of shares)

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,021,930)	$(44,908,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,195,025	2,010,863
Amortization of operating lease right-of-use asset	1,929,089	4,638,315
Written-down of inventories	2,554,421	6,462,514
Provision for credit losses	6,038,031	393,873
Loss from note amendment	1,756,137	-
Impairment of goodwill	-	209,130
Gain on exercise of warrants	-	(900)
Changes in fair value of convertible promissory notes and derivative liabilities	8,474,719	(7,194)
Changes in fair value of equity securities	26,604,319	(1,019,285)
Foreign currency exchange loss, net	(58,488)	1,118,313
Share-based compensation expense	2,827,050	3,370,634
(Gain) loss from disposal of plant and equipment	(38,306)	248,472
Loss from early termination of lease contract	717,633	2,218,120
Loss from long-term investments	97,854	293,658
Loss on inventory write-off	2,892,133	-
Gain from disposal of Cenntro Electric CICS, S.R.L.’s equity	(1,157,556)	-
Income from short-term investment	20,225	(89,992)
Loss from acquisition of Hezhe	-	149,872
Deferred income taxes	(49,955)	(47,851)

Changes in operating assets and liabilities:
Accounts receivable	57,458	1,258,199
Inventories	118,307	7,927,826
Prepayment and other assets	3,671,027	(195,403)
Other non-current assets	310,865	-
Amounts due from/to related parties	87,481	289,221
Accounts payable	259,355	1,027
Accrued expense and other current liabilities	2,425,015	(1,707,980)
Contractual liabilities	(689,727)	491,082
Operating lease liabilities	(639,698)	(4,466,209)
Net cash used in operating activities	(12,619,516)	(21,362,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	-	(4,169,142)
Purchase of long-term time deposit	-	(700,000)
Net of cash decrease from disposal of Cenntro Electric CICS, S.R.L.	(10,723)	-
Proceeds from maturities of short-term investment	-	8,433,719
Purchase of plant and equipment	(756,326)	(846,115)
Loans provided to third parties	(504,145)	-
Repayment of loans from third parties	183,387	-
Loans provided to related parties	(27,826)	-
Repayment of loans from related parties	27,826	-
Net of cash acquired of 60% of Hezhe’s equity interests	-	(355,400)
Cash dividend received	-	55,573
Proceeds from disposal of property, plant and equipment	221,140	79,475
Redemption of equity securities investment	-	1,573,441
Net cash (used in) provided by investing activities	(866,667)	4,071,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	3,181,356	662,836
Repayments of bank loans	(809,810)	(50,836)
Loans proceed from third parties	2,074,583	708,832
Repayment of loans from third parties	(388,266)	(90,000)
Loans proceed from related parties	1,000,000	-
Repayment of loans to related parties	(160,000)	-
Net cash provided by financing activities	4,897,863	1,230,832

Effect of exchange rate changes on cash, cash equivalents and restricted cash	315,023	(551,480)

Net decrease in cash, cash equivalents and restricted cash	(8,273,297)	(16,611,409)
Cash, cash equivalents and restricted cash at beginning of year	12,960,488	29,571,897
Cash, cash equivalents and restricted cash at end of year	$4,687,191	$12,960,488

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	4,483,906	12,547,168
Restricted cash	154,422	273,291
Cash, cash equivalents and restricted cash at end of year, held for sale	48,863	140,029
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	$4,687,191	$12,960,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,019	$577,442

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$12,487,838	$49,076
Conversion of convertible bonds into shares	$16,668,202	$-
Acquisition of EEE Truck Solutions Group Inc.’s shares with electric vehicles	693,780	-

  The accompanying notes are an integral part of these consolidated financial statements.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

(a)	Historical and principal activities

Cenntro Inc. or the Company was incorporated in the State of Nevada on March 9, 2023, under the Nevada Revised Statutes (the “NRS”). As a holding company with no material operations of its own, Cenntro Inc. conducts operations through its subsidiaries in the United States, Europe, Mexico, Hong Kong, and in the People’s Republic of China, which are referred to as the PRC or China.

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

On December 30, 2021, the Company consummated a stock purchase transaction (the “Combination”) pursuant to that certain stock purchase agreement, dated as of November 5, 2021 (the “Acquisition Agreement”) by and among CEGL (at the time, NBG), CAG Cayman, CAC, CEGI and CAG HK. Under U.S. generally accepted accounting principles, the Combination is accounted for as a reverse recapitalization.

(c)	Redomiciliation of CEGL

On February 27, 2024, CEGL completed the redomiciliation of CEGL in accordance with the scheme implementation agreement, between CEGL and Cenntro Inc. (the “Redomiciliation”). As a result of the Redomiciliation, the jurisdiction of incorporation of the ultimate parent company of the Cenntro group of companies was changed from Australia to Nevada, and CEGL became a wholly-owned subsidiary of Cenntro Inc..

In connection with the Redomiciliation, CEGL transferred its equity interests in its intermediate holding companies directly to Cenntro Inc. As a result, the operating subsidiaries that were previously held through CEGL became direct or indirect subsidiaries of Cenntro Inc., and CEGL no longer holds substantive operating assets and functions as a shell subsidiary within the Group.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As a result of this strategic shift, three European subsidiaries: CEGE, Cenntro Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R.L (“the disposal group”) were scheduled for structured dissolution in 2024. (i) The Company commenced the wind-down of Cenntro EV Center Italy S.R.L’s operations in 2025 and deregistration was completed as of January 14, 2026; (ii) CAE initiated insolvency proceedings in 2025 and is currently subject to supervision by a court-appointed provisional insolvency administrator; (iii) CEGE continues to be actively marketed for disposal, and the Company remains committed to executing its divestment plan. The Company continues to actively pursue the disposal of CEGE, and as of December 2025, a prospective buyer has submitted a renewed non-binding offer. The transaction is expected to be completed in 2026, subject to completion of due diligence and regulatory approvals.

Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the consolidated balance sheets as of December 31, 2025 and 2024. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	December 31,	December 31,
	2025	2024

Cash and cash equivalents	$48,863	$140,029
Accounts receivable, net	144,856	1,406,457
Inventories	1,318,610	4,983,432
Prepayment and other current assets, net	1,214,361	1,035,486
Long-term investment	-	89,533
Other non-current assets	-	54,032
Total assets classified as held for sale	$2,726,690	$7,708,969

Accounts payable	$1,439,004	$1,534,467
Accrued expenses and other current liabilities	579,443	809,773
Contractual liabilities	84,641	80,696
Operating lease liabilities, current	-	30,603
Total liabilities classified as held for sale	$2,103,088	$2,455,539

The key components of loss from discontinued operations for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
	2025	2024

Net revenues	$645,976	$3,766,417
Cost of goods sold	(1,966,383)	(9,103,978)
Gross loss	(1,320,407)	(5,337,561)

Selling and marketing expenses	(385,372)	(2,488,122)
General and administrative expenses	(480,035)	(2,737,938)
Research and development expenses	-	(399,002)
Provision for credit losses	(1,481,720)	-
Total operating expenses	(2,347,127)	(5,625,062)

Loss from discontinued operations	(3,667,534)	(10,962,623)

(Loss) income from long-term investments	(97,794)	6,114
Foreign currency exchange (loss) gain, net	(66,598)	39,291
Other (loss) income, net	(303,791)	121,526
Loss from discontinued operations before taxes	(4,135,717)	(10,795,692)
Income tax expenses	-	-
Loss from discontinued operations, net of tax	$(4,135,717)	$(10,795,692)

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of December 31, 2025, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group (Europe) GmbH (2)	January 13, 2022	Frankfurt, Germany	100% owned by Cenntro Inc.
Bison Motors Inc. (formerly known as “Teemak Power Corporation”) (1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited (HK)	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Cenntro Automotive Europe GmbH (“CAE”) (2)	May 21, 2019	Herne, Germany	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L. (2)	May 8, 2023	Italy	100% owned by Cenntro Inc.
Antric GmbH	August 21, 2020	Herne, Germany	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.
Hangzhou Hezhe International Trading Co., Ltd.	July 15, 2025	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak Power Corporation changed its name to Bison Motors Inc.

(2)	The subsidiaries were scheduled for structured dissolution and were measured as held for sale operations. On January 14, 2026, Cenntro EV Center Italy S.R.L. was deregistered.

(3)
On April 1, 2025, the other shareholder of Cenntro Electric CICS, S.R.L., Billy Rafael Romero Del Rosario increased his shareholding from 10 shares to 29,010 shares through additional capital distribution. As a result, the total number of issued shares in Cenntro Electric CICS, S.R.L. increased from 1,000 to 30,000, reducing the Company’s equity interest from 99% to 3.3%. On April 24, 2025, the Company entered an agreement with Casida Del Rosario Alvarado to dispose its equity interest of Cenntro Electric CICS, S.R.L., with a consideration of DOP100,000(approximately $1,694). For the year ended December 31, 2025, the Company recognized gain of $1,157,556 from disposal of Cenntro Electric CICS, S.R.L.

(4)	On October 22, 2025 and November 12, 2025, the deregistration of Sinomachinery Zhejiang and Cenntro Machinery was completed, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include estimates and judgments applied in determination of provision for credit losses, lower of cost and net realizable value of inventories, impairment losses for long-lived assets and investments, valuation allowance for deferred tax assets and fair value measurement for share-based compensation expense, convertible promissory notes and warrants. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

The Company’s financial instruments not reported at fair value primarily consist of cash and cash equivalents, restricted cash, accounts receivable, other current assets, amount due from and to related parties, accounts payable and other current liabilities and short-term loans.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable and other current assets, accounts payable, other current liabilities, bank loans and amount due from and to related parties, current were approximate their fair values because of the short-term nature of these items. The estimated fair values of loans from third parties were not materially different from their carrying value as presented due to the brief maturities and because the interest rates on these borrowings approximate those that would have been available for loans of similar remaining maturities and risk profiles.

Currency-cross swap was classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. As the issuer is not yet listed and there are no similar companies in the market at the same stage of development for comparison, the investment is difficult to value, and the valuation is not considered reliable. Therefore, the Company develop its own assumption by future cash flow forecast, which contains principal paid and interests accrued.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) currency-cross swap, which was recognized as derivative financial instruments. Specifically, positive fair values of cross-currency swaps are classified as short-term investments in the consolidated balance sheet, and negative fair values of such instruments are recorded in other current liabilities.

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the issuances of convertible promissory notes, the Company issued investor warrants and placement agent warrants to purchase warrant shares of the Company. The Company utilizes a Binomial model to estimate the fair value of the warrants, which are classified as Level 3 within the fair value hierarchy. The warrants are measured at each reporting period, with changes in fair value recognized in the statement of operations.

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity security on the consolidated balance sheet. The Company evaluates whether NAV remains representative of fair value at each reporting date, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns.  Adjustments may be required to reflect the specific characteristics that market participants would consider in pricing the investment.

(d)	Cash and cash equivalents and restricted cash

The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted cash consists of cash restricted as to withdrawal or use. Such restricted cash relates to cross-currency swap guarantees card and litigations.

(e)	Long-term time deposits

Long-term time deposits comprise of deposits placed with certain bank with maturity of one to three years. As of December 31, 2025 and 2024, nil and $700,000, respectively, was pledged with banks as security in relation to the guarantee for the long-term bank loans and restricted to use in Cenntro Electric CICS, S.R.L. (Note 13).

The decrease in pledged deposits to nil as of December 31, 2025 was primarily due to the release of the related bank guarantees following the Company’s disposal of its equity interest in Cenntro Electric CICS, S.R.L. in April 2025.

(f)	Accounts receivable and allowance for credit losses

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

The Company’s financial assets subject to the current expected credit loss (“CECL”) model mainly include accounts receivable, certain receivable components within other current assets and other non-current assets and debt security investments.

For the years ended December 31, 2025 and 2024, allowance for credit losses recognized by the Company were mainly generated from accounts receivable and certain components within other current assets.

(g)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the basis of weighted average and comprises direct materials, direct labor cost and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less selling expenses and any further costs of completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. For the years ended December 31, 2025 and 2024, write-downs of $2,554,421 and $6,462,514, respectively, were recorded in cost of sales in the consolidated statements of operations and comprehensive loss. Loss on inventory write-off, including losses from physical inventory counts or obsolescence where no future economic benefit is expected, are recognized in cost of goods sold in the period incurred. For the years ended December 31, 2025 and 2024, loss on inventory write-off of $2,892,133 and nil, respectively, were recorded in cost of sales in the consolidated statements of operations and comprehensive loss.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Derivative financial instruments

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

Economic Hedges

A derivative instrument whose change in fair value is used to hedge against changes in the value of a hedged item, but which is not designated as a hedge under ASC815 “Derivative Instruments and Hedging Activities”, is accounted for as an economic hedge. These derivatives are recorded at fair value in the Consolidated Balance Sheets when the hedged item is recorded as an asset or liability and then are revalued each accounting period. Changes in the fair value of derivatives accounted for as economic hedges are reported in the “Gain from cross-currency swaps” lines under “Other expense” in the Consolidated Statements of Operations. Cash flows from derivatives not designated as hedges are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows. For the year ended December 31, 2025 and 2024, all of the cross-currency swap contracts were accounted for as economic hedges.

(i)	Investment in equity securities

For investments in equity securities whose returns are linked to the performance of underlying assets, the Company elected the fair value option at the date of initial recognition and carried these investments subsequently at fair value. Changes in fair values are reflected in the consolidated statements of operations and comprehensive loss.

The Company determines the appropriate accounting treatment for its investments in equity securities at the time of acquisition and reassesses such determinations when facts and circumstances change. The private equity funds are measured at fair value with gains and losses recognized in earnings. As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to estimate the fair value of the Fund.

(j)	Available-for-sale investments and debt security investments

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

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment. Depreciation is calculated over the asset’s estimated useful life, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter. Estimated useful lives are as follows:

Category	Estimated useful life
Land	Infinite
Plant and building	20 years
Machinery and equipment	5-10 years
Office equipment	3-5 years
Motor vehicles	3-5 years
Leasehold improvement	Over the shorter of the lease term or estimated useful lives

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

The Company evaluates the recoverability of long-lived assets or asset group with determinable useful lives whenever events or changes in circumstances indicate that an asset or a group of assets’ carrying amount may not be recoverable. The Company measures the carrying amount of long-lived asset against the estimated undiscounted future cash flows expected to result from the use of the assets or asset group and their eventual disposition. The carrying amount of the long-lived asset or asset group is not recoverable when the sum of the undiscounted expected future net cash flows is less than the carrying value of the asset being evaluated. Impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets or asset group, when the market prices are not readily available. The adjusted carrying amount of the assets become new cost basis and are depreciated over the assets’ remaining useful lives. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The impairment test is performed at the asset group level. There was no impairment recognized for the years ended December 31, 2025 and 2024, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Impairment loss for goodwill of nil and $209,130 was recorded for the years ended December 31, 2025 and 2024.

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

Impairment for long-term investment

The Company reviews its long-term investments for impairment whenever an event or circumstance indicates that the carrying amount of an investment may not be recoverable. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its long-term investments.

For equity securities without a readily determinable fair value that are accounted for under the measurement alternative, the Company performs a qualitative assessment to identify impairment indicators. If such indicators are present, the Company estimates the fair value of the investment and recognizes an impairment loss in earnings to the extent that the carrying amount exceeds the fair value. The adjusted carrying amount becomes the new cost basis.

For equity securities measured at fair value, changes in fair value are recognized in earnings, and no separate impairment assessment is required.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. The transaction price is generally fixed as specified in the contracts. The Company’s contracts do not include explicit rights of return, and variable consideration is not significant.

All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping, handling costs and freight-out expenses for product shipments that occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and are recorded as selling and marketing expenses. These costs primarily include domestic transportation and other logistics expenses incurred prior to export under EXW, FOB or FCA arrangements, or costs incurred before delivery to customers.

The following table disaggregated the Company’s revenues by product lines for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024

Vehicles sales	$16,646,054	$31,658,358
Spare-parts sales	1,730,394	2,977,323
Other service income	349,689	428,129
Net revenues	18,726,137	35,063,810
Less: net revenues, discontinued operation	(645,976)	(3,766,417)
Net revenues, continuing operation	$18,080,161	$31,297,393

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Years Ended December 31,
	2025	2024

Primary geographical markets
Europe	$12,804,228	$9,485,770
Asia	4,035,448	4,579,104
America (1)	1,852,544	20,888,931
Others	33,917	110,005
Net revenues	18,726,137	35,063,810
Less: Net revenues, discontinued operation	(645,976)	(3,766,417)
Net revenues, continuing operation	$18,080,161	$31,297,393

(1)
The decrease in revenue from the Americas for the year ended December 31, 2025 was primarily attributable to changes in the external trade environment, including increased tariffs and related uncertainties, which adversely affected the Company’s sales activities in the U.S. market.

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contractual liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the years ended December 31, 2025 and 2024, the Company recognized $1,085,742 and $1,120,355 revenue that was included in contractual liabilities as of January 1, 2025 and 2024, respectively.

The following table provided information about receivables and contractual liabilities from contracts with customers:

	December 31, 2025	December 31, 2024

Accounts receivable, net	$1,426,094	$4,688,322
Less: accounts receivable, net, held for discontinued operation	(144,856)	(1,406,457)
Accounts receivable, net, held for continuing operation	1,281,238	3,281,865

Contractual liabilities	$3,106,185	$4,202,001
Less: contractual liabilities, held for discontinued operation	(84,641)	(80,696)
Contractual liabilities, held for continuing operation	3,021,544	4,121,305

(q)	Cost of goods sold

Cost of goods sold mainly consists of production related costs including costs of raw materials, consumables, direct labor, manufacturing overhead, depreciation of property, plant and equipment, manufacturing waste treatment processing fees, cost of finished goods transferred between warehouses and inventory write-downs.

(r)	Advertising and promotional expenses

Advertising related expenses, including promotion expenses and production costs of marketing materials, are charged to the consolidated statements of operations and comprehensive loss as incurred, and amounted to $393,963 and $3,569,176 for the continuing operation, and nil and $154,883 for the discontinued operation for the years ended December 31, 2025 and 2024, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Government subsidies

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

(t)	Income taxes

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

As required by applicable tax law, interest on non-payment of income taxes and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties recognized, if any, will be classified as a component of the provisions for income taxes. The tax returns of the Company and its Germany, Hong Kong and PRC subsidiaries are subject to examination by the relevant local tax authorities. The standard period in which Australian Taxation Office can amend an assessment is four years and there is no statute of limitation in the case of fraud or evasion. The statutory limitation period in Germany for the issue or correction of assessments is four years from the end of the year in which the return was filed. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the Departmental Interpretation and Practice Notes No.11 (Revised) of the Hong Kong Inland Revenue Ordinance (the “HK tax laws”), an investigation normally covers the six years of the assessment prior to the year of the assessment in which the investigation commences. In the case of fraud and willful evasion, the investigation is extended to cover ten years of assessment. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB100,000. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. U.S. federal tax matters are open to examination for years 2015 through 2025. For the years ended December 31, 2025 and 2024, the Company did not have any material interest or penalties associated with tax positions. The Company did not have any significant unrecognized uncertain tax positions as of December 31, 2025 or 2024. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

(u)	Foreign currency translation and transaction

The consolidated financial statements are presented in United States dollars (“USD” or “$”). The functional currency of certain of the Company’s PRC subsidiaries and Simachinery HK is the Renminbi (“RMB”). The functional currency of CAE, CEGE and Antric GmbH is the Euro (“EUR”), and CEGI and the Company’s other subsidiaries in United States and Hong Kong except for Simachinery HK is the USD. The functional currency of Cenntro Electric CICS, S.R.L. was Dominican Peso (“DOP”). The functional currency of Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. was Colombian Peso (“COP”). The functional currency of Cenntro Elektromobilite Araçlar A.Ş was Turkish Lira (“TRY”). The functional currency of Cennatic Energy S. de R.L. de C.V. was Mexican Peso (“PESO”).

Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the reporting period. Capital accounts of the consolidated financial statements are translated into USD from RMB, EUR, Dominican peso (“DOP”), Colombian peso (“COP”), Turkish lira (“TRY”), and Mexican peso (“MXN”)  at their historical exchange rates when the capital transactions occurred. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive loss in the balance sheets. The rates are obtained from H.10 statistical release of the U.S. Federal Reserve Board.

	For the Years Ended December 31,
	2025	2024
Year end USD: RMB exchange rate	6.9931	7.2993
Average USD: RMB exchange rate	7.1875	7.1957
Year end USD: EUR exchange rate	1.1736	1.0351
Average USD: EUR exchange rate	1.1306	1.0820

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Comprehensive loss

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

(w)	Segments

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

The Company’s long-lived assets are substantially located in the PRC and United States. The following table presents long-lived assets by geographic segment as of December 31, 2025 and 2024.

Long-lived assets
	December 31,
	2025	2024
PRC	$18,850,948	$18,870,911
US	3,510,019	8,544,239
Europe	1,553,990	1,971,381
Mexico	-	3,792,146
Dominican	-	395,569
Others	811	893
Total long-lived assets	23,915,768	33,575,139
Less: long-lived assets, held for discontinued operation	-	-
Long-lived assets, held for continuing operation	$23,915,768	$33,575,139

(x)	Share-based compensation expenses

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

(y)	Convertible promissory notes

The Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), effective for the year ended June 30, 2025. The Company accounts for its convertible debentures and notes primarily under ASC 470, Debt.

Under the amended guidance, convertible instruments are accounted for as a single liability instrument measured at amortized cost. This simplified approach eliminates the requirement under previous guidance to separately account for beneficial conversion features (“BCF”) or cash conversion features (“CCF”) in equity.

An exception to this single-instrument approach applies if an embedded conversion feature is required to be bifurcated from the host debt instrument and accounted for separately as a derivative under ASC 815, Derivatives and Hedging (“ASC 815”). This is required when the conversion feature’s economic characteristics are not considered clearly and closely related to the host debt, the feature meets the definition of a derivative, and it does not qualify for a scope exception from derivative accounting. If bifurcation is required, the embedded derivative is recognized as a liability and measured at fair value, with subsequent changes in fair value reported in earnings. The portion of the proceeds allocated to the derivative creates a debt discount, which is amortized to interest expense over the term of the debt.

For instruments accounted for as a single liability, debt issuance costs are recorded as a direct deduction from the carrying amount and are amortized to interest expense over the term of the debt using the effective interest method. Upon conversion into shares in accordance with the original contractual terms, the carrying amount of the debt is reclassified to equity, and no gain or loss is recognized in the income statement.

The Company evaluates modifications of convertible debentures and notes to determine whether such modifications are substantial. If a modification is not substantial, it is accounted for as a modification of the existing instrument, with a revised effective interest rate based on the updated cash flows. If a modification is considered substantial, the existing instrument is derecognized and the new instrument is recognized, with any resulting difference recognized in earnings.

Upon extinguishment of convertible debentures and notes, including repayment or settlement, the difference between the carrying amount of the instrument and the consideration paid is recognized as a gain or loss in the consolidated statements of operations.

(z)	Derivative liability

The Company accounts for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are initially recognized at fair value on the consolidated balance sheets and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

Derivatives may arise from embedded features within convertible debentures and notes or from freestanding financial instruments. An embedded feature is bifurcated from the host contract and accounted for separately as a derivative when the feature’s economic characteristics and risks are not clearly and closely related to those of the host contract, the feature meets the definition of a derivative, and it does not qualify for a scope exception under ASC 815.

If bifurcation is required, the embedded derivative is recognized as a derivative liability and measured at fair value, with subsequent changes in fair value recognized in earnings. The portion of the proceeds allocated to the derivative creates a debt discount, which is amortized to interest expense over the term of the host debt using the effective interest method.

For freestanding derivative instruments that are classified as liabilities, the Company measures such instruments at fair value at issuance and remeasures them at each reporting date, with changes in fair value recognized in earnings.

The Company evaluates modifications of contracts containing derivative features to determine whether such modifications result in the extinguishment of the original instrument or the continuation of the existing instrument. If the modification is considered substantial, the original derivative is derecognized and a new derivative is recognized at fair value, with any resulting difference recognized in earnings.

Upon settlement or termination of a derivative liability, the difference between the carrying amount of the derivative and the consideration paid is recognized in earnings.

(aa)	Operating lease

The Company accounts for its lease under ASC 842 Leases, and identifies lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. For all operating leases except for short-term leases, the Company recognizes operating right-of-use assets and operating lease liabilities. Leases with an initial term of 12 months or less are short-term lease and not recognized as right-of-use assets and lease liabilities on the consolidated balance sheet. The Company recognizes lease expense for short-term leases on a straight-line basis over the lease term. The operating lease liabilities are recognized based on the present value of the lease payments not yet paid, discounted using the Company’s incremental borrowing rate over a similar term of the lease payments at lease commencement. Some of the Company’s lease agreements contain renewal options; however, the Company do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The right-of-use assets consist of the amount of the measurement of the lease liabilities and any prepaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the years ended December 31, 2025 and 2024, loss from early termination of lease contract of $717,633 and $2,218,120 were recognized, respectively.

(ab)	Non-controlling Interest

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars, except for number of shares)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(ac)	Discontinued operations

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

(ad)	Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss or financial position.

(ae)	Business Combinations

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. In January 2025, the FASB issued ASU No. 2025-01 to clarify certain provisions of ASU 2024-03, including its effective date and transition guidance. As clarified, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied prospectively, with an option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures and expects to adopt the guidance in its fiscal year beginning January 1, 2027.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

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

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	December 31, 2025	December 31, 2024
Accounts receivable	$7,307,154	$6,706,364
Less: provision for credit losses	(5,881,060)	(2,018,042)
Total accounts receivable, net	1,426,094	4,688,322
Less: accounts receivable, net, held for discontinued operations	(144,856)	(1,406,457)
Accounts receivable, net, held for continuing operations	$1,281,238	$3,281,865

The changes in the provision for credit losses were as follows:

	For the Years Ended December 31,
	2025	2024

Balance at the beginning of the year	$2,018,042	$1,912,268
Additions	4,069,452	393,873
Write-off	(513,229)	(174,198)
Foreign exchange	306,795	(113,901)
Balance at the end of the year	5,881,060	2,018,042
Less: balance of held for discontinued operations	(3,241,658)	(1,534,996)
Balance of held for continuing operations	$2,639,402	$483,046

NOTE 5 - INVENTORIES

Inventories were summarized as follows:

	December 31, 2025	December 31, 2024

Raw material	$8,128,078	$10,071,694
Work-in-progress	1,925,771	1,395,282
Goods in transit	39,682	129,821
Finished goods	22,340,107	25,655,019
Inventories, gross	32,433,638	37,251,816
Less: inventory valuation allowance	(9,179,135)	(8,255,880)
Total inventories, net	23,254,503	28,995,936
Less: inventories, net, held for discontinued operations	(1,318,610)	(4,983,432)
Inventories, net, held for continuing operations	$21,935,893	$24,012,504

The changes in inventory valuation allowance were as follows:

	For the Years Ended December 31,
	2025	2024

Balance at the beginning of the year	$8,255,880	$3,504,333
Addition	2,554,421	6,462,514
Write-off	(1,850,440)	(1,626,613)
Foreign exchange	219,274	(84,354)
Balance at the end of the year	$9,179,135	$8,255,880

NOTE 6 – PREPAYMENT AND OTHER CURRENT ASSETS, NET

Prepayment and other current assets, net consisted of the following:

	December 31, 2025	December 31, 2024

Advance to suppliers	$9,034,026	$13,435,558
Deductible input value added tax	6,303,559	5,284,726
Loans to a third party(1)	1,353,975	-
Others	1,050,703	1,087,315
Less: provision for credit losses	(1,514,639)	(696,698)
Prepayment and other current assets, net	16,227,624	19,110,901
Less: prepayment and other current assets, net, held for discontinued operations	(1,214,361)	(1,035,486)
Prepayment and other current assets, net, held for continuing operations	$15,013,263	$18,075,415

(1)
Loans to a third party mainly represent amounts due from Cenntro Electric CICS, S.R.L. that were reclassified as loans to a third party following the loss of control of Cenntro Electric CICS, S.R.L. in April 2025. Upon deconsolidation, the outstanding receivable balances were no longer eliminated in consolidation and were therefore presented as loans to a third party. These loans are unsecured, non-interest bearing and repayable on demand. The Company assesses the collectability of such balances and records an allowance for expected credit losses in accordance with ASC 326.

The changes in the provision for credit losses were as follows:

	For the Years Ended December 31,
	2025	2024

Balance at the beginning of the year	$696,698	$752,191
Additions	1,296,867	-
Write-off (1)	(500,511)	(35,448)
Foreign exchange	21,585	(20,045)
Balance at the end of the year	1,514,639	696,698
Less: balance of held for discontinued operations	(1,514,639)	(696,698)
Balance of held for continuing operations	$-	$-

(1)
The write-off for the year ended December 31, 2025 mainly related to (i) write-off of previously provided doubtful accounts in Cenntro Machinery, which was deregistered during the year, and (ii) Wuhu Bodge Automobile Co., Ltd., which was also deregistered, leading to the write-off of outstanding receivable balances.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – LONG-TERM INVESTMENTS

(a)	Equity method investments, net

Equity method investments consisted of the following:

	December 31, 2025	December 31, 2024

Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,159,481	$2,068,951
Able 2rent GmbH (DEU) (2)	108,332	89,533
Less: impairment(2)	(108,332)	-
Total equity method investment, net	2,159,481	2,158,484
Less: equity method investment, net, held for discontinued operations	-	(89,533)
Equity method investment, net, held for continuing operations	$2,159,481	$2,068,951

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,202,171) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $117,360) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. For the year ended December 31, 2025, the Company recognized full impairment of Able 2rent GmbH (DEU). The impairment was primarily due to a sustained decline in the investee’s operating performance and the lack of sufficient, reliable financial and operational information to support the recoverability of the carrying amount.

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	December 31, 2025	December 31, 2024

HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
EEE Truck Solutions Group Inc. (2)	693,780	-
Total equity investment without readily determinable fair values, net	1,693,780	1,000,000
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,693,780	$1,000,000

(1)	The Company owned approximately 3% of equity interest in HW Electro Co., Ltd. (“HWE”) at initial investment cost of $1,000,000.

(2)
In 2025, the Company acquired certain investment in a private company through a nonmonetary transaction by transferring the ownership of eight vehicles produced by the Company in the normal business with an aggregate market value of $693,780. Upon the completion of the transaction, the Company obtained 12% of equity interest in EEE Truck Solutions Group Inc. (the “EEE”), with no significant influence which leads the transaction to be in the scope of ASC 321 and the investment was recorded as an equity investment without readily determinable fair value, with initial cost based on the fair value of the vehicles transferred which is in accordance with ASC 606-10-32-21 through 24 based on the selling price of the goods promised to the customer due to the lack of fair value of the equity interests in EEE acquired.

(c)	Debt security investments

On July 24, 2023, the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August 2023, the Company paid a total amount of $600,000 to the Issuer. On August 30, 2024, the two parties made amendments to the purchase agreement to reduce the total purchase amount from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. On August 7, 2025, the two parties made amendments to extend the maturity date to July 24, 2026. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000. Given Acton’s limited operating scale, declining revenue, weak liquidity and the uncertain recoverability of its assets, management concluded that the recoverability of future cash flows associated with this financial asset is highly uncertain. Accordingly, for the year ended December 31, 2025, the Company recognized full credit loss of this investment. The balance of debt investments, held for continuing operations was nil and $641,712, respectively, as of December 31, 2025 and 2024.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INVESTMENT IN EQUITY SECURITY

Investment in equity security consisted of the following:

	December 31, 2025	December 31, 2024

MineOne Fix Income Investment I L.P (1)	$-	$26,604,319
Total investment in equity security	-	26,604,319
Less: investment in equity security, held for discontinued operations	-	-
Investment in equity security, held for continuing operations	$-	$26,604,319

(1)
On October 12, 2022, the Company entered into a subscription agreement with MineOne Partners Limited, a partnership incorporated in the British Virgin Islands, for purchase of $25 million partnership shares in MineOne Fix Income Investment I L.P (“MineOne”), over which MineOne Partners Limited is the General Partner. The Company held 100% of the limited partnership equity of MineOne and was entitled to a fixed return of 5% per annum on the investment amount, and had the rights to sell all or any portion of its partnership interest after the second anniversary of the investment if the Company gave at least ten business days’ prior notice to the General Partner and received the consent of General Partner (“GP”). MineOne focuses on private credit loans, convertible bridge, and personal factoring. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The private equity fund is measured at fair value with gains and losses recognized in earnings.

For the years ended December 31, 2025 and 2024, the Company received distribution of nil and $500,000 of investment in MineOne, respectively.

The Company evaluates whether NAV remains representative of fair value at each reporting date, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns and concluded that the reported NAV was not representative of fair value as of the balance sheet date. Accordingly the Company reassessed the fair value of the investment using a market participant perspective and considered the lack of observable market transactions and significant uncertainty regarding recoverability, with a conclusion reached that the fair value of the investment to be fully reduced to nil as of December 31, 2025.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024

At cost:
Plant and building	$14,497,063	$13,856,845
Land	1,063,270	1,063,270
Machinery and equipment	4,620,424	3,575,885
Leasehold improvement	924,396	1,545,417
Office equipment	2,152,609	2,497,514
Motor vehicles	1,321,308	1,412,266
Construction in progress	117,415	418,340
Total	24,696,485	24,369,537
Less: accumulated depreciation	(7,703,231)	(6,019,046)
Impairment	(1,076,529)	(949,485)
Property, plant and equipment, net	15,916,725	17,401,006
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$15,916,725	$17,401,006

Depreciation expenses charged to the continuing operations for the years ended December 31, 2025 and 2024 were $1,760,825 and $1,588,642, respectively. There’s no depreciation expense of discontinued operations for the years ended December 31, 2025 and 2024.

There’s no impairment loss in property, plant and equipment of continuing operations and discontinued operations for the years ended December 31,2025 and 2024

NOTE 10 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31, 2025	December 31, 2024

At cost:
Land use right	$5,669,331	$5,431,507
Trademark	859,075	757,693
Technology	779,270	687,306
Software	120,258	115,035
Total	7,427,934	6,991,541
Less: accumulated amortization	(1,284,158)	(766,239)
Intangible assets, net	6,143,776	6,225,302
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$6,143,776	$6,225,302

Amortization expenses charged to the continuing operations for the years ended December 31, 2025 and 2024 were $434,200 and $422,221, respectively.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – ACCOUNTS PAYABLE

	December 31, 2025	December 31, 2024

Professional fees payable	$3,665,567	$2,861,695
Payable to suppliers	3,306,000	3,697,743
Others	-	110,739
Total accounts payable	6,971,567	6,670,177
Less: accounts payable, held for discontinued operations	(1,439,004)	(1,534,467)
Accounts payable, held for continuing operations	$5,532,563	$5,135,710

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	December 31, 2025	December 31, 2024

Accrued litigation compensation	$1,784,127	$1,761,275
Loan from third parties (1)	2,358,478	626,516
Rent payable - early termination of leases	1,359,804	-
Accrued expenses	548,384	411,941
Other taxes payable	590,976	624,404
Employee payroll and welfare payables	1,627,702	271,147
Credit card payable	167,682	111,703
Accrued interest for convertible promissory note	44,080	270,690
Others	446,305	379,600
Total accrued expenses and other current liabilities	8,927,538	4,457,276
Less: accrued expenses and other current liabilities, held for discontinued operations	(579,443)	(809,773)
Accrued expenses and other current liabilities, held for continuing operations	$8,348,095	$3,647,503

(1)
This mainly represented the loans from Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Gregory Hancke Hurzzeitdarlehen, Meiya Xu, Suleiman International, Commas International Holding, LLC, Barclays West Corporation, Domat (Hong Kong) Holdings Limited and Melton Corporation Limited. From April 30, 2024 to December 22, 2025 the Company entered into agreements with Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Suleiman International and Domat (Hong Kong) Holdings Limited to borrow interest-free loans of $258,832, $200,000, $100,000, $110,000, $300,000 and $350,000, which were due on April 29, 2026, March 9, 2027, March 31, 2026, March 27, 2026, April 9, 2026 and December 23, 2026, respectively. On March 5, 2025, the Company entered an agreement with Gregory Hancke Hurzzeitdarlehen to borrow EUR99,000 (approximately $116,186), with interest rate of 7.50% per annum and due on December 31, 2026, for which principal of EUR25,000 (approximately $29,340) was repaid as of December 31, 2025. On January 23, 2025, the Company entered an agreement with Meiya Xu to borrow RMB400,000 (approximately $57,199), with the interest rate of 3.45% and due on December 31, 2026. On June 20, 2025, the Company entered an agreement with Commas International Holding, LLC to borrow $250,000, with the interest rate of 5.00% and due on June 18, 2026. On August 4, 2025 and November 21, 2025, the Company entered an agreement with Barclays West Corporation to borrow $405,000, with the interest rate of 6.00% and due on August 4, 2026 and November 24, 2026. On November 6, 2025, the Company entered an agreement with Melton Corporation Limited to borrow $192,000, with the interest rate of 8.00% and due on November 6, 2026.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of December 31, 2025		As of December 31, 2024
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Bank of Multiple Promerica Republic Dominicana (1)	10.00%	April and June 2024	April and June 2029	$-	$-	$-	$86,778	$362,386
Bank of Multiple Promerica Republic Dominicana (2)	10.00%	June and July 2024	May 2025	-	-	-	162,836	-
Zhejiang Changxing Rural Commercial Bank Co., Ltd. (3)	3.20%	December 2025	December 2026, December 2027 and December 2028	1,215,484	1,430	1,214,054	-	-
Industrial and Commercial Bank of China(4)	2.50%	June to December 2025	June to December 2026	1,258,383	1,258,383	-	-	-
Total borrowings				2,473,867	1,259,813	1,214,054	249,614	362,386
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$2,473,867	1,259,813	1,214,054	$249,614	$362,386

(1)      On April 30, 2024 and June 21, 2024, Cenntro Electric CICS, S.R.L. borrowed $408,000 and $92,000 from Bank of Multiple Promerica Republic Dominicana, with the interest of 10% and the due date of April 29, 2029 and June 20, 2029, respectively. Cenntro Electric CICS, S.R.L. should repay the loan monthly in five years after the month the loans were borrowed. As of December 31, 2025, Cenntro Electric CICS, S.R.L. was no longer a subsidiary of the Company.

(2)      In April 2024, Cenntro Electric CICS, S.R.L. was granted bank facility of DOP10,000,000 (approximately $159,644) or equivalent USD from Bank of Multiple Promerica Republic Dominicana, with the interest of 10%, with the contract term of five years. During the term of this agreement, the facility shall be reviewed on each annual calendar date. As of December 31, 2025, Cenntro Electric CICS, S.R.L. was no longer a subsidiary of the Company.

(3)     On December 23, 2025, the Company borrowed RMB 8,500,000 (approximately $1,215,484) from Zhejiang Changxing Rural Commercial Bank Co., Ltd., with the interest of 3.20% per annum, with the period from December 29, 2025 to December 20, 2028.

(4)     On May 13, 2025, the Company was granted bank facility of RMB10,000,000 (approximately $1,404,692) from Industrial and Commercial Bank of China, with the interest of 2.50%, with the period from May 13, 2025 to May 12, 2028. From May 2025 to September 2025, loan principle of $1,516,607 was borrowed from the bank and will be due in one year. From July 2025 to September 2025, loan principal of $623,263 was repaid. On October 14, 2025, an additional loan of $110,802 was borrowed. The loan was pledged by the plants and building and land use right with net value of $15,563,984.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Europe

Subsidiaries in Germany, Spain, Italy, Netherlands and Turkey are subject to a tax rate of 15.825%, 25%, 24%, 19% and 25%, respectively. The German tax rate presented above represents the federal corporate income tax  plus solidarity surcharge and does not include municipal trade tax, which varies by jurisdiction.

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

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024 and 2025. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the years ended December 31, 2025 and 2024.

(1)	Income taxes

Income tax benefit for years ended December 31, 2025 and 2024 was $52,920 and $35,524.

	December 31, 2025	December 31, 2024

Current tax (benefit) expense	$(2,965)	$12,327
Deferred tax benefit	(49,955)	(47,851)
Total tax benefit	(52,920)	(35,524)
Less: tax expense of discontinued operation	-	-
Tax benefit of continuing operation	$(52,920)	$(35,524)

The components of losses before income taxes are summarized as follows:

	For the Years Ended December 31,
	2025	2024
PRC	$(12,000,684)	$(16,182,770)
US	(26,402,024)	(11,440,101)
Europe	(6,604,383)	(14,244,854)
Australia	(27,499,020)	(1,406,267)
Others	(568,739)	(1,670,149)
Total losses before income taxes	(73,074,850)	(44,944,141)
Less: losses before income taxes for discontinued operations	(4,135,717)	(10,795,692)
Losses before income taxes for continuing operations	$(68,939,133)	$(34,148,449)

Cash paid for income taxes, net of refunds, are summarized as follows. The amounts presented represent cash payments for income taxes made in the respective jurisdictions in which the Company operates.

For the Years Ended December 31,
	2025	2024
PRC	$-	$-
US	-	-
Europe	-	-
Australia	-	-
Others	-	-
Total	$-	$-

As the main business operations were concentrated in China, PRC statutory income tax rate was applied. The actual income tax expense reported in the consolidated statements of operations and comprehensive loss for years ended December 31, 2025 and 2024 differs from the amount computed by applying the PRC statutory income tax rate to income before income taxes due to the following:

	For the Years Ended December 31,
	2025		2024
	Amount	Percentage	Amount	Percentage
Loss before provision for income tax	$(73,074,850)		$(44,944,141)
PRC statutory income tax rate	25%		25%
Income tax expense at the PRC statutory rate	(18,268,712)	25.0%	(11,236,035)	25.0%
Effect of preferential tax rate	549,898	(0.8)%	121,460	(0.3)%
Effect of international tax rates	1,067,905	(1.5)%	999,558	(2.2)%
Effect of non-deductible expenses	715,517	(1.0)%	34,568	(0.1)%
Effect of research and development deduction	(158,580)	0.2%	(316,368)	0.7%
Fair value change of warrant liability	(87,688)	0.1%	1,035	0.0%
Impairment loss of goodwill	-	0.0%	55,874	(0.1)%
Effect of valuation allowance	16,128,740	(21.9)%	10,304,384	(22.9)%
Total income tax benefit	$(52,920)	0.1%	$(35,524)	0.1%

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - INCOME TAXES (CONTINUED)

(2)	Deferred taxes liabilities, net

The tax effects of temporary differences that give rise to the deferred income tax liabilities balances as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Impairment loss	$5,653,911	$4,701,765
Change in fair value of financial instrument	3,680,165	1,183,965
Capitalization of research and experimental costs	850,838	-
Amortization of research and experimental expenses in United States	-	1,073,895
Net operating loss carry forwards	55,282,430	43,534,620
Lease liabilities	84,428	-
Accrued expenses	(138,794)	-
Total deferred income tax assets	65,412,978	50,494,245
Valuation allowance	(65,412,978)	(50,494,245)
Deferred income tax assets, net	$-	$-

Deferred tax liabilities:
Assets valuation increase from acquisition	(142,312)	(171,558)
Total deferred tax liabilities	(142,312)	(171,558)

Net deferred tax liabilities	(142,312)	(171,558)

The valuation allowances as of December 31, 2025 and 2024 were provided for the deferred income tax assets of certain subsidiaries, which were at cumulative loss positions. In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilizable.

For entities incorporated in Hong Kong, net losses of $3,483,667 can be carried forward indefinitely.

For entities incorporated in the U.S., federal net operating losses of $72,118,331 can be carried forward indefinitely subject to a limitation in utilization against 80% of annual taxable income. Federal net operating losses of $3,740,668, $1,430,246, $744,848, and $1,512,798 will expire if unused by 2035, 2036, 2037 and 2038, respectively.

For entities incorporated in the PRC, net losses can be carried forward for five years.  PRC net losses of $48,778,303 were available to offset future taxable income. Net losses of $2,182,986, $5,393,901, $10,451,706, $13,134,121 and $12,302,644 will expire, if unused, by 2025, 2026, 2027, 2028 and 2029, respectively.

For entities incorporated in German, net losses of $39,831,028 can be carried forward indefinitely.

For entities incorporated in Australia, net losses of $60,900,732 can be carried forward indefinitely.

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

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefits. The Company does not believe that its uncertain tax benefits position will materially change over the next twelve months.

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

Loss from early termination of lease contract were 717,633 and 2,218,120 for the years ended December 31, 2025 and 2024, respectively, resulting from the early termination of the Company’s operating leases.

A summary of lease cost of continuing operations recognized in the Company’s consolidated statements of operations and comprehensive loss were as follows:

	For the Years Ended December 31,
	2025	2024

Operating leases cost excluding short-term lease expenses	$2,490,512	$3,392,185
Short-term lease expenses	195,406	316,959
Total	$2,685,918	$3,709,144

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$1,167,694	$3,955,966
Weighted average remaining lease term	2.05 years	4.28 years
Weighted average discount rate	6.42%	7.58%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of December 31, 2025:

Operating Leases
For the years ended December 31,
2026	1,466,487
2027	748,048
2028	152,758
2029	42,799
Total lease payments	2,410,092
Less: imputed interest	134,202
Total	2,275,890
Less: current portion	1,434,441
Non-current portion	841,449

A summary of lease cost of discontinued operations recognized in the Company’s consolidated statements of operations and comprehensive loss were as follows:

	For the Years Ended December 31,
	2025	2024

Operating leases cost excluding short-term lease expenses	$-	$509,552
Short-term lease expenses	240,765	427,390
Total	$240,765	$936,942

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	December 31, 2025	December 31,2024
Cash paid for amounts included in the measurement of lease liabilities	$33,427	$511,628
Weighted average remaining lease term	-	-
Weighted average discount rate	-	3.18%

No lease liabilities held for discontinued operations under operating leases as of December 31, 2025.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONVERTIBLE PROMISSORY NOTE AND WARRANT

Convertible Promissory Note

On July 20, 2022, the Company issued to investors a convertible promissory note (the “Note”) in the aggregate principal amount of $61,215,000 due on July 19, 2023, unless earlier repurchased, converted or redeemed. On January 3, 2023, August 11, 2023, January 17, 2024 and December 23, 2024, the Company and the investors made amendments to extend the due date to July 19, 2023, January 19, 2024, January 19, 2025 and January 19, 2026, respectively. The Note bears interest at a rate of 8% per annum, and the net proceeds after deducting issuance expenses was $54,069,000.

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

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other income (expense) in the consolidated statement of operations, as change in fair value of convertible notes.

Note amendment May 2025

On May 16, 2025, the Company and About Investment Pte. Ltd., a Singapore exempt private company limited by shares (“Holder”) entered into an amendment (the “Note Amendment”) to the Note originally issued by the Company on July 20, 2022, in an original principal amount of $52,237,500.

Pursuant to the Note Amendment, the parties have agreed to amend the floor price of any conversions of the Note to $0.202 per share (equivalent to $12.12 per share after giving effect to the reverse stock split effective on April13, 2026) equal to an eighty percent (80%) discount of the closing bid price of the Company’s common stock during the trading day immediately preceding the Note Amendment, which will be adjusted accordingly in the event of a share split or combination. The terms of the Amended Note continue to grant the Holder the right to convert from time to time at its election, all or any portion of the outstanding balance of the Note into shares of common stock of the Company at the conversion price, which is equal to the lesser of (i) the fixed conversion price or (ii) eighty-five percent (85%) of the ten(10)-day VWAP during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date, and in each case subject to adjustment set forth in the Note.

Conversion of Note, Exchange Agreement and 2025 Convertible Note

On October 8, 2025, About Investment Pte. Ltd. executed its rights to convert the Note to ordinary shares upon certain default trigger event underlying certain terms of the Note by submitting a conversion notice, resulting in an aggregate of 24,000,000 shares issued with total principal of $11,174,350 applied against the Note. On October 23, 2025, the Company and the Holder further entered into an exchange agreement, pursuant to which the Company issued a new convertible note in a principal amount of $4,000,000 (the “2025 Convertible Note”) in exchange for the cancellation of the existing Note.

The 2025 Convertible Note bears interest at a rate of 8% per annum and matures on January 19, 2026. At any time after the issuance date until the 2025 Convertible Note is no longer outstanding, the 2025 Convertible Note shall be convertible, in whole or in part, into shares of common stock at the option of the Holder, at a fixed conversion price of $0.10 per share (equivalent to $6.0 per share after giving effect to the reverse stock split effective on April13, 2026), subject to adjustment for stock splits or combinations.

Between October 23, 2025 and December 31, 2025, $1,200,000 of principal under the 2025 Convertible Note was converted into 12,000,000 shares (equivalent to 200,000 shares after giving effect to the reverse stock split effective on April13, 2026) of common stock. As of December 31, 2025, outstanding principal was $2,800,000.

The movement of the Note during the year ended December 31, 2025 and 2024 was as follows:

Liability component
As of December 31, 2023	$9,956,000
Fair value change recognized	(4,000)
As of December 31, 2024	$9,952,000
Fair value change of the Convertible Note	9,984,801
Conversion of convertible bonds into shares	(15,980,904)
As of December 31, 2025	$3,955,897

The estimated fair value of and 2025 Convertible Note as of December 31, 2025 and December 31, 2024 was computed using a Binomial lattice model and a Monte Carlo Simulation Model, respectively, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement within the ASC 820 fair value hierarchy. The unobservable inputs utilized for measuring the fair value of the Note and 2025 Convertible Note reflect the Company’s assumptions about the assumptions what market participants would use in valuing the instruments  the respective measurement dates, including the Company’s historical stock price volatility, risk-free rates based on U.S. Treasury Strip yields, and yields of comparable debt instruments.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Binomial Tree Model as of December 31, 2025 and the Monte Carlo Simulation Model as of December 31, 2024:

Fair Value Assumptions - Convertible Promissory Note	December 31, 2025	December 31, 2024
Face value principal payable	$2,800,000	$9,953,381
Original conversion price*	$6.0 per share	$74.25 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.05	1.05
Volatility	59.00%	59.62%
Market yield (range)	9.78%	9.24%
Risk free rate	0.76%	4.33%
Issue date	October 23,2025	July 20, 2022
Maturity date	January 19, 2026	January 19, 2026

*On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares (equivalent to 41,222 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company, with an exercise price of $1.61 per share (equivalent to $96.6 per share after giving effect to the reverse stock split effective on April 13, 2026), which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 247,333 warrant shares (equivalent to 4,122 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company at same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share (equivalent to $106.2 per share after giving effect to the reverse stock split effective on April 13, 2026).

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

The movement of warrants during the years ended December 31, 2025 and 2024 were as follows:

	Investor warrants component		Placement agent warrants component
	Shares*	Amount	Shares*	Amount
As of December 31, 2023	14,564	$12,189,508	4,122	$3,456,578
Exercise of warrants	(60)	(49,976)	-	-
Fair value change recognized	-	(2,445)	-	(749)
As of December 31, 2024	14,504	$12,137,087	4,122	$3,455,829
Exercise of warrants	(14,504)	(12,487,838)	-	-
Fair value change recognized	-	350,751	-	1,226
As of December 31, 2025	-	$-	4,122	$3,457,055

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	December 31, 2025	December 31, 2024
Expected term (years)	1.55	2.55
Volatility	60.65%	62.78%
Risk free rate	3.52%	4.32%
Expected expiry date	July 19, 2027	July 19, 2027

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17- SHARE-BASED COMPENSATION

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

Incentive Stock Option Limit: the maximum number of Common Stock that may be issued upon the exercise of incentive stock options (“ISOs”) under the 2023 Plan is 30,000,000 shares (equivalent to 500,000 shares after giving effect to the reverse stock split effective on April 13, 2026) of Common Stock.

For the years ended December 31, 2025 and 2024, the total share-based compensation expenses were comprised of the following:

	For the Years Ended December 31,
	2025	2024

General and administrative expenses	$2,487,988	$2,921,063
Selling and marketing expenses	62,207	98,836
Research and development expenses	276,855	350,735
Total	$2,827,050	$3,370,634

A summary of share options activity for the years ended December 31, 2025 and 2024 were as follows:

	Number of Share Options*	Weighted Average Exercise Price* $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2023	33,752	855.6	4.81	-
Granted	-	-
Exercised	-	-
Forfeited	(1,822)	1,017.0
Expired	(3,046)	1,016.4
Outstanding at December 31, 2024	28,884	828.0	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(326)	1,317.0
Expired	(3,381)	769.8
Outstanding at December 31, 2025	25,177	829.8	3.12	-
Expected to vest at December 31, 2025	765	1,021.1	5.69	-
Exercisable as of December 31, 2025	24,412	803.1	3.04	-

*On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Years Ended December 31,
	2025	2024
Expected volatility	83.41%~86.57%	83.41%~86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$16.80	$16.80

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of December 31, 2025, there was approximately $679,790 of total unrecognized compensation cost from continuing operations related to unvested share options. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 0.25 years.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - COMMON STOCK AND RESTRICTED NET ASSETS

Common stock

As of December 31, 2022, the issued and outstanding ordinary shares are 30,084,199 (equivalent to 501,403 shares after giving effect to the reverse stock split effective on April 13, 2026). During the year ended December 31, 2023, investor warrants were exercised via cashless option by the investors for 360,710 ordinary shares (equivalent to 6,012 shares after giving effect to the reverse stock split effective on April13, 2026) of the Company. On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. 383,869 ordinary shares (equivalent to 6,398 shares after giving effect to the reverse stock split effective on April 13, 2026) were issued during the shares consolidation. As of December 31, 2023, the issued and outstanding ordinary shares are 30,828,778 (equivalent to 513,813 shares after giving effect to the reverse stock split effective on April 13, 2026).

During the year ended December 31, 2024, investor warrants were exercised via cashless option by the investors for 37,819 ordinary shares (equivalent to 630 shares after giving effect to the reverse stock split effective on April13, 2026) of the Company. With Fractional shares of 17 (equivalent to 1 share after giving effect to the reverse stock split effective on April 13, 2026) issued due to reverse stock split, as of December 31, 2024, the issued and outstanding ordinary shares are 30,866,614 (equivalent to 514,444 shares after giving effect to the reverse stock split effective on April 13, 2026).

During the year ended December 31, 2025, investor warrants were exercised via cashless option by the investors for 14,655,367 ordinary shares (equivalent to 244,256 shares after giving effect to the reverse stock split effective on April13, 2026) of the Company. 42,390,850 shares (equivalent to 706,514 shares after giving effect to the reverse stock split effective on April13, 2026) were converted from convertible bonds convertible bonds. As of December 31, 2025, the issued and outstanding ordinary shares are 87,912,831 (equivalent to 1,465,214 shares after giving effect to the reverse stock split effective on April13, 2026).

Restricted net assets

A significant portion of the Company’s operations are conducted through its PRC (excluding Hong Kong) subsidiaries. Due to restrictions on the distribution of share capital from the Company’s subsidiaries in PRC, total restrictions placed on the distribution of the Company’s PRC subsidiaries’ net assets were $28,544,279 as of December 31, 2025.

NOTE 19 - NET LOSS PER SHARE

Basic and diluted net loss per share for each of the year presented were calculated as follows:

	For the Years Ended December 31,
	2025	2024
Numerator:
Net loss from continuing operations attributable to the Company’s shareholders	$(68,846,056)	$(34,071,121)
Net loss from discontinued operations attributable to the Company’s shareholders	(4,135,717)	(10,795,692)
Net loss attributable to the Company’s shareholders	(72,981,773)	(44,866,813)
Denominator:
Weighted average common stock used in computing basic and diluted loss per share	836,814	514,023

Basic and diluted net loss from continuing operations per share	(82.27)	(66.28)

Basic and diluted net loss from discontinued operations per share	(4.94)	(21.00)

Basic and diluted net loss per share	$(87.21)	$(87.28)

The Company incurred losses for the years ended December 31, 2025 and 2024, no potential common stock were anti-dilutive and excluded from the calculation of diluted net loss per share of the Company.

NOTE 20 - CONCENTRATIONS

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the years ended December 31, 2025 and 2024.

	For the Years ended December 31,
	2025		2024
Customer	Amount	% of Total	Amount	% of Total
A	$4,744,614	26%	$-	-
Total	$4,744,614	26%	$-	-

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
B	$1,436,228	36%	$1,372,307	36%
C	1,023,912	26%	-	-
Total	$2,460,140	62%	$1,372,307	36%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025		As of December 31, 2024
Customer	Amount	% of Total	Amount	% of Total
B	$793,606	26%	$823,522	20%
D	850,822	28%	855,240	21%
Total	$1,644,428	54%	$1,678,762	41%

(b)	Suppliers

For the years ended December 31, 2025 and 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Years ended December 31,
	2025		2024
Supplier	Amount	% of Total	Amount	% of Total
A	$7,801,930	51%	$4,518,174	23%
B	*	*	6,122,780	32%
Total	$7,801,930	51%	$10,640,954	55%

*	Indicates below 10%.

As of December 31, 2025 and 2024, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of December 31, 2025		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
C	$687,529	12%	$767,767	15%
D	1,056,351	19%	*	*
E	656,121	12%	*	*
Total	$2,400,001	43%	$767,767	15%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers, held for continuing operation as of December 31, 2025 and 2024.

	As of December 31, 2025		As of December 31, 2024
Supplier	Amount	% of Total	Amount	% of Total
A	$2,613,964	29%	$4,812,746	36%
B	-	-	2,978,991	22%
F	2,573,966	28%	2,465,990	18%
G	1,052,064	12%	-	-
Total	$6,239,994	69%	$10,257,727	76%

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 3, 2025, Cenntro Electric Group (Europe) GmbH (“CEGE”) demanded the return of a EUR 180,000 rental deposit from its former landlord following the termination of a commercial lease on December 31, 2024. Without response from the landlord, CEGE initiated legal proceedings on July 22, 2025, by filing an online payment order (Mahnantrag) with the District Court of Hünfeld, claiming the full deposit amount, statutory interest, and legal fees. On August 4, 2025 the Landlord submitted objection to the default summons. CEGE is currently working on its further action.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. At the time of this report, discovery has been completed. Mediation is schedule on November 19, 2025. The mediation scheduled for November 19, 2025 proceeded with counsel representing the Company. No agreement was reached during the mediation session and the parties did not engage in substantive settlement discussions. As of the date of this Annual Report, no further mediation sessions have been scheduled and the parties have not yet agreed on the next procedural steps. The case remains pending before the Court.

On March 28, 2025 BAL Freeway Associates, LLC filed an Unlawful Detainer against Cenntro Automotive Corporation alleging non-payment of rents for commercial leased property in San Bernadino County, Ontario, CA. At the time of this report negotiations between parties have been culminated in a partial settlement with possession begin restored to BAL Freeway Associates on May 31, 2025, and the issue of damages remains outstanding. On June 18, 2025, BAL Freeway filed a First Amended Complaint for Damages for Breach of Contract, seeking full damages resulting from the alleged breach of the Lease, claiming total losses no lower than $4,400,000. Negotiations are ongoing at this stage of the reclassified Civil Matter.

On April 16, 2025, Shenzhen Jiangxin Automation Technology Co., Ltd. (“Jiangxin”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of equipment purchase price totaling RMB 170,555 plus accrued interest. Jiangxin claims that Ronda has failed to pay the remaining balance due under three Equipment Purchase Agreements signed during 2021 and 2022. On September 26, 2025, Ronda submitted its defense and counterclaim, asserting that Jiangxin had not fulfilled its contractual obligations, including the delivery of complete technical documents, installation and test run, and therefore the conditions for payment had not been satisfied. Ronda also reserved the right to terminate the agreements and seek a full refund of all payments made. The case remains pending before the court.

On December 2 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 7, 2026, the court organized a pre-trial mediation between the parties. The parties are currently awaiting the mediation proposal from the court. If mediation is unsuccessful, the case will proceed to formal trial. The case remains pending before the court.

NOTE 22 - RELATED PARTY TRANSACTIONS AND BALANCES

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Billy Rafael Romero Del Rosario
A shareholder who owns 1% equity interest of Cenntro Electric CICS, S.R.L. and is the CEO of Cenntro Electric CICS, S.R.L. as of December 31, 2024. Since April 1, 2025,  Billy Rafael Romero Del Rosario was not a related party of the Company with the disposal of Cenntro Electric CICS, S.R.L.

Zhongchai Holding (Hong Kong) Limited(“Zhongchai”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Greenland Energy Technologies Co., Ltd.(“Greenland”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
HEVI Corp.	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Hezhe	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary since June 23, 2021. On May 8, 2024, Hangzhou Hezhe become a subsidiary of the Company.

CENNTRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the years ended December 31, 2025 and 2024, the Company had the following material related party transactions for the continuing operation.

	For the Years Ended December 31,
	2025	2024

Interest income from a related party
Zhejiang RAP	$-	$22,227

Interest expense to a related party
Zhongchai	49,675	-

Interests-bearing loan from a related party
Zhongchai	1,000,000	-

Repayment of Interests-bearing loan to a related party
Zhongchai	160,000	-

Interests-bearing loan to a related party
Greenland	27,826	-

Repayment of interests-bearing loan principal and interest from a related party
Greenland	28,301	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	25,384	675,058

Reimbursement from a related party
Billy Rafael Romero Del Rosario	88,665	810,873

Rent income from a related party
HEVI Corp.	66,912	-

Sales of spare-part to a related party
HEVI Corp.	25,462	-

Purchase of raw materials from related parties
Hangzhou Hezhe (2)	-	3,760

Refund on the purchase of the raw materials
Hangzhou Hezhe (2)	-	69,417

(1)
This was the payment to this related party for daily operating reimbursement with no interest and without expiration date in Cenntro Electric CICS, S.R.L. As of December 31, 2025, Cenntro Electric CICS, S.R.L. was no longer a subsidiary of the Company.

(2)	The transaction for the year ended December 31, 2024 of this related party consisted of transaction only before it becoming a subsidiary of the Company, which was from January to April 2024.

Amounts due from Related Parties

The following table presents amounts due from related parties as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
Zhejiang RAP (1)	$12,243	$11,729
HEVI CORP. (2)	25,462	-
Total amounts due from a related party	37,705	11,729
Less: amounts due from a related party, held for discontinued operations	-	-
Amounts due from a related party, held for continuing operations	$37,705	$11,729

(1)	The balance mainly represents the interest income receivable from the related party.

(2)	The balance mainly represents the receivable from sales of spare parts from the related party.

Amounts due to a related party - current

The following table presents amounts due to a related party as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
Zhongchai(1)	$889,675	$-
Billy Rafael Romero Del Rosario	-	26,226
Total amounts due to a related party	889,675	26,226
Less: amounts due to a related party, held for discontinued operations	-	-
Amounts due to a related party, held for continuing operations	$889,675	$26,226

(1)
On April 15, 2025, Zhongchai entered into a loan agreement (the “Loan Agreement”) with the Company, which provides for the Company’s capacity to borrow up to $1.0 million as evidenced by a promissory note issued by the Company to the Lender dated as of April 15, 2025 (the “Promissory Note”). The Company intends to use the proceeds received from the Promissory Note for working capital purposes. The Promissory Note has a maturity date of April 14, 2026, and accrues interest at a rate of 7.50% per annum. Both parties also made supplementary agreement that the period before April 15, 2025 shall be an interest-free period for the Advanced Funds. As of December 31, 2025, loan principal of $160,000 was repaid.

NOTE 23 - SUBSEQUENT EVENT

On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. Except the events mentioned above, there were no other subsequent events with material financial impact on the consolidated financial statements.

NOTE 24 – CONDENSED COMPANY FINANCIAL STATEMENTS

The condensed parent company financial statements are presented in accordance with Rule 12-04, Schedule I of Regulation S-X, as the net assets of the Company’s consolidated subsidiaries are restricted as to transfer to the parent company in an amount exceeding 25% of the consolidated net assets of the Company.

Basis of presentation
The condensed financial information of the Parent Company has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements.

Investments in subsidiaries

The Parent Company and its subsidiaries were included in the consolidated financial statements where inter-company balances and transactions were eliminated upon consolidation. The results of operations of the Company’s subsidiaries include the impact of discontinued operations. Such amounts are reflected in “share of loss of subsidiaries” in the accompanying condensed parent company statements of operations.

Condensed Balance Sheets

	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	64	26,960
Investment of subsidiaries	49,792,926	103,625,093
TOTAL ASSETS	49,792,990	103,652,053

LIABILITIES
Accounts payable	1,141,495	-
Accrued expenses and other current liabilities	66,200	269,847
Convertible promissory notes	3,955,897	9,952,000
Derivative liability - investor warrant	-	12,137,087
Derivative liability - placement agent warrant	3,457,055	3,455,829
Amount due to related parties	889,675	-
Total liabilities	9,510,322	25,814,763

Shareholders’ equity
Common stock (0.0001 par value;1,465,214 and 514,444 shares issued and outstanding as of December 31, 2025 and December 31, 2024)*	147	51
Additional paid-in capital	437,740,047	405,757,052
Accumulated deficit	(391,872,087)	(318,890,314)
Accumulated other comprehensive loss	(5,585,439)	(9,029,499)
Total shareholders’ equity	40,282,668	77,837,290
Total Liabilities and Equity	49,792,990	103,652,053

*On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

Condensed Statements of operations

	For the years ended December 31,
	2025	2024
Operating expense:
General and administrative expenses	(2,018,906)	(558,035)
Interest expense, net	(616,248)	(679,042)
Loss from Note Amendment	57,975,110	-
Loss on exercise of warrants	-	901
Change in fair value of convertible promissory notes and derivative liability	(68,205,966)	7,193
Share of loss of subsidiaries	(60,168,683)	(43,673,354)
Loss before income tax expense	(73,034,693)	(44,902,337)
Income tax benefit	52,920	35,524
Net loss	(72,981,773)	(44,866,813)

Condensed Statement of Cash Flow

	For the years ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	(866,896)	26,960

Net cash provided by investing activities	-	-

Net cash provided by financing activities	840,000	-

Net (decrease)/ increase in cash, cash equivalents and restricted cash:	(26,896)	26,960
Cash, cash equivalents and restricted cash at the beginning of year	26,960	-
Cash, cash equivalents and restricted cash at the end of year	64	26,960