Form 10-Q
period 2026-03-31
Cenntro Inc.
filed 2026-05-14
CIK 1707919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

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

The registrant had 1,465,452 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of May 13, 2026.

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
●
the other risks and uncertainties detailed from time to time in our filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026 (the “Form 10-K”).

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

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

			For the Three Months Ended March 31,
	Note		2026	2025

Net revenues	2(d	)	$1,212,160	$2,143,058
Cost of goods sold			(975,032)	(1,821,531)
Gross profit			237,128	321,527

OPERATING EXPENSES:
Selling and marketing expenses			(294,267)	(776,717)
General and administrative expenses			(3,408,959)	(4,934,168)
Research and development expenses			(478,133)	(784,178)
Provision for credit losses			(36,318)	-
Total operating expenses			(4,217,677)	(6,495,063)

Loss from operations			(3,980,549)	(6,173,536)

OTHER INCOME (EXPENSE):
Interest expense, net			(88,070)	(118,688)
Loss from long-term investments			(4,304)	(39)
Change in fair value of convertible promissory notes and derivative liability			234,864	(3,129)
Gain from early termination of lease contract			-	1,138
Change in fair value of equity securities			-	256,712
Foreign currency exchange (loss) gain, net			(106,994)	404,191
Gain (loss) from cross-currency swaps			19,350	(36,140)
Other (expense) income, net			(149,839)	295,592
Net loss from continuing operations before taxes			(4,075,542)	(5,373,899)
Income tax benefit			12,925	11,632
Net loss from continuing operations			(4,062,617)	(5,362,267)

Discontinued operations:
Income (loss) from discontinued operations, net of tax			139,785	(303,390)

Net loss			(3,922,832)	(5,665,657)
Less: net loss attributable to non-controlling interests			(14,733)	(11,321)
Net loss attributable to the Company’s shareholders			$(3,908,099)	$(5,654,336)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			500,466	391,162
Unrealized holding gains for available-for-sale securities			7,500	7,500
Total comprehensive loss			(3,414,866)	(5,266,995)

Less: total comprehensive loss attributable to non-controlling interests			(13,646)	(10,977)
Total comprehensive loss to the Company’s shareholders			$(3,401,220)	$(5,256,018)

Weighted average number of shares outstanding, basic and diluted*			1,465,214	514,444

Loss per common share
Continuing operations - basic and diluted			(2.76)	(10.40)
Discontinued operations - basic and diluted			0.10	(0.59)
Net loss per common share - basic and diluted			(2.66)	(10.99)

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note		March 31, 2026	December 31, 2025
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents			$3,613,841	$4,483,906
Restricted cash, current			110,200	154,422
Accounts receivable, net	3		1,183,764	1,281,238
Inventories, net	4		21,987,691	21,935,893
Prepayment and other current assets	5		15,541,958	15,013,263
Amounts due from related parties, current	21		37,874	37,705
Assets held for sale, current	1(d	)	2,476,107	2,726,690
Total current assets			44,951,435	45,633,117

Non-current assets:
Long-term investments	6		3,878,714	3,853,261
Property, plant and equipment, net	7		15,700,085	15,916,725
Intangible assets, net	8		6,088,929	6,143,776
Right-of-use assets	13		1,601,622	1,855,267
Other non-current assets, net			1,029,670	1,027,144
Total non-current assets			28,299,020	28,796,173

Total Assets			$73,250,455	$74,429,290

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	9		$4,847,168	$5,532,563
Short-term loans and current portion of long-term loans	11		2,899	1,259,813
Accrued expenses and other current liabilities	10		9,397,504	8,348,095
Contract liabilities			4,422,293	3,021,544
Operating lease liabilities, current	13		1,458,172	1,434,441
Convertible promissory notes	14		3,721,325	3,955,897
Deferred government grant, current			111,899	110,378
Amounts due to a related party	18		554,217	889,675
Liabilities held for sale, current	1(d	)	2,063,698	2,103,088
Total current liabilities			26,579,175	26,655,494

Non-current liabilities:
Long-term loans	11		3,041,461	1,214,054
Deferred tax liabilities			127,076	142,312
Deferred government grant, non-current			1,734,441	1,738,449
Derivative liability - placement agent warrant	14		3,456,763	3,457,055
Operating lease liabilities, non-current	13		680,667	841,449
Total non-current liabilities			9,040,408	7,393,319

Total Liabilities			$35,619,583	$34,048,813

Commitments and contingencies	17

EQUITY
Common stock ($0.0001 par value; 1,465,214 shares issued and outstanding as of both March 31, 2026 and December 31, 2025)*			147	147
Additional paid in capital			438,405,308	437,740,047
Accumulated deficit			(395,780,186)	(391,872,087)
Accumulated other comprehensive loss			(5,078,560)	(5,585,439)
Total equity attributable to shareholders			37,546,709	40,282,668
Non-controlling interests			84,163	97,809
Total Equity			$37,630,872	$40,380,477
Total Liabilities and Equity			$73,250,455	$74,429,290

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares*	Amount
Balance as of December 31, 2024	514,444	$51	$405,757,052	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	739,651	-	-	739,651	-	739,651
Net loss	-	-	-	(5,654,336)	-	(5,654,336)	(11,321)	(5,665,657)
Unrealized holding gains for available-for-sale securities	-	-	-	-	7,500	7,500	-	7,500
Foreign currency translation adjustment	-	-	-	-	390,818	390,818	344	391,162
Balance as of March 31, 2025	514,444	$51	$406,496,703	$(324,544,650)	$(8,631,181)	$73,320,923	$111,235	$73,432,158

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares	Amount
Balance as of December 31, 2025	1,465,214	$147	$437,740,047	$(391,872,087)	$(5,585,439)	$40,282,668	$97,809	$40,380,477
Share-based compensation	-	-	665,261	-	-	665,261	-	665,261
Net loss	-	-	-	(3,908,099)	-	(3,908,099)	(14,733)	(3,922,832)
Unrealized holding gains for available-for-sale securities	-	-	-	-	7,500	7,500	-	7,500
Foreign currency translation adjustment	-	-	-	-	499,379	499,379	1,087	500,466
Balance as of March 31, 2026	1,465,214	$147	$438,405,308	$(395,780,186)	$(5,078,560)	$37,546,709	$84,163	$37,630,872

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(2,806,429)	$(4,954,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,511)	(519,893)
Proceeds from disposal of property, plant and equipment	42,140	20,332
Repayment of loans by third parties	72,783	-
Net cash provided by (used in) investing activities	111,412	(499,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	1,805,884	148,330
Repayments to bank loans	(1,271,342)	(183,727)
Loans proceed from third parties	1,524,311	561,886
Repayment of loans to third parties	(26,913)	(360,000)
Loans proceed from related parties	-	1,000,000
Repayment of loans to related parties	(350,000)	-
Net cash provided by financing activities	1,681,940	1,166,489

Effect of exchange rate changes on cash, cash equivalents and restricted cash	53,447	65,434

Net decrease in cash, cash equivalents and restricted cash	(959,630)	(4,222,152)
Cash, cash equivalents and restricted cash at beginning of period	4,687,191	12,960,488
Cash, cash equivalents and restricted cash at end of period	$3,727,561	$8,738,336

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	3,613,841	8,536,714
Restricted cash	110,200	197,674
Cash, cash equivalents and restricted cash at end of period, held for sale	3,520	3,948
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	3,727,561	8,738,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,729	$14,138
Income tax paid	$-	$-

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

As a result of this strategic shift, three European subsidiaries: CEGE, Cenntro Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R.L. (“the disposal group”) were scheduled for structured dissolution in 2024. (i) The Company commenced the wind-down of Cenntro EV Center Italy S.R.L’s operations in 2025 and deregistration was completed as of January 14, 2026; (ii) CAE initiated insolvency proceedings in 2025 and is currently subject to supervision by a court-appointed provisional insolvency administrator; (iii) CEGE continues to be actively marketed for disposal, and the Company remains committed to executing its divestment plan. The Company continues to actively pursue the disposal of CEGE, and as of December 2025, a prospective buyer has submitted a renewed non-binding offer. The transaction is expected to be completed in 2026, subject to completion of due diligence and regulatory approvals.

Accordingly, the unaudited condensed consolidated financial statements and notes reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Cash and cash equivalents	$3,520	$48,863
Accounts receivable, net	108,905	144,856
Inventories	1,186,374	1,318,610
Prepayment and other current assets, net	1,177,308	1,214,361
Total assets classified as held for sale	$2,476,107	$2,726,690

Accounts payable	$1,412,276	$1,439,004
Accrued expenses and other current liabilities	568,353	579,443
Contract liabilities	83,069	84,641
Total liabilities classified as held for sale	$2,063,698	$2,103,088

The key components of loss from discontinued operations for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net revenues	$(12,686)	$97,252
Cost of goods sold	-	(121,962)
Gross loss	(12,686)	(24,710)

Selling and marketing expenses	(16,376)	(67,539)
General and administrative expenses	(2,190)	(276,448)
Research and development expenses	-	(2,490)
Provision for credit losses	(4,096)	(22,176)
Total operating expenses	(22,662)	(368,653)

Loss from discontinued operations	(35,348)	(393,363)

Foreign currency exchange loss, net	10,197	(21,398)
Other income, net	164,936	111,371
Income (loss) from discontinued operations before taxes	139,785	(303,390)
Income tax benefit	-	-
Income (loss) from discontinued operations, net of tax	$139,785	$(303,390)

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of March 31, 2026, Cenntro Inc.’s subsidiaries were as follows:

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

The accompanying consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year or any future periods.

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

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i)convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) currency-cross swap, which was recognized as derivative financial instruments. Specifically, positive fair values of cross-currency swaps are classified as short-term investments in the unaudited condensed consolidated balance sheet, and negative fair values of such instruments are recorded in other current liabilities.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity security on the unaudited condensed consolidated balance sheet. The Company evaluates whether NAV remains representative of fair value at each reporting date, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns.  Adjustments may be required to reflect the specific characteristics that market participants would consider in pricing the investment.

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

The following table disaggregated the Company’s revenues by product line for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Vehicles sales	$601,523	$1,837,054
Spare-parts sales	565,212	242,276
Other service income	32,739	160,980
Net revenues	1,199,474	2,240,310
Less: Net revenues, discontinued operation	12,686	(97,252)
Net revenues, continuing operation	$1,212,160	$2,143,058

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$665,073	$1,174,031
Europe	344,174	803,269
America	70,714	263,010
Others	119,513	-
Net revenues	1,199,474	2,240,310
Less: Net revenues, discontinued operation	12,686	(97,252)
Net revenues, continuing operation	$1,212,160	$2,143,058

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2026 and 2025, the Company recognized $89,620 and $374,384 revenue that was included in contract liabilities as of January 1, 2026 and 2025, respectively.

The following table provided information about receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accounts receivable, net	$1,292,669	$1,426,094
Less: accounts receivable, net, held for discontinued operation	(108,905)	(144,856)
Accounts receivable, net, held for continuing operation	1,183,764	1,281,238

Contract liabilities	$4,505,362	$3,106,185
Less: contract liabilities, held for discontinued operation	(83,069)	(84,641)
Contract liabilities, held for continuing operation	4,422,293	3,021,544

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. In January 2025, the FASB issued ASU No. 2025-01 to clarify certain provisions of ASU 2024-03, including its effective date and transition guidance. As clarified, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied prospectively, with an option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its unaudited condensed consolidated financial statements. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures and expects to adopt the guidance in its fiscal year beginning January 1, 2027.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accounts receivable	$7,122,241	$7,307,154
Less: provision for credit losses	(5,829,572)	(5,881,060)
Total accounts receivable, net	1,292,669	1,426,094
Less: accounts receivable, net, held for discontinued operations	(108,905)	(144,856)
Accounts receivable, net, held for continuing operations	$1,183,764	$1,281,238

The changes in the provision for credit losses were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$5,881,060	$2,018,042
Additions	10,372	22,176
Write-off	(3,066)	(46,807)
Foreign exchange	(58,794)	68,190
Balance at the end of the period	5,829,572	2,061,601
Less: balance of held for discontinued operations	(3,182,457)	(1,575,737)
Balance of held for continuing operations	$2,647,115	$485,864

NOTE 4 - INVENTORIES

Inventories were summarized as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Raw material	$8,128,043	$8,128,078
Work-in-progress	1,876,788	1,925,771
Goods in transit	209,568	39,682
Finished goods	22,056,779	22,340,107
Inventories, gross	32,271,178	32,433,638
Less: inventory valuation allowance	(9,097,113)	(9,179,135)
Total inventories, net	23,174,065	23,254,503
Less: inventories, net, held for discontinued operations	(1,186,374)	(1,318,610)
Inventories, net, held for continuing operations	$21,987,691	$21,935,893

The changes in inventory valuation allowance were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$9,179,135	$8,255,880
Addition	-	-
Write-off	(145,428)	(178,428)
Foreign exchange	63,406	25,082
Balance at the end of the period	$9,097,113	$8,102,534

NOTE 5 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Advance to suppliers	$9,537,822	$9,034,026
Deductible input value added tax	6,358,857	6,303,559
Loans to a third party	1,284,161	1,353,975
Others	1,081,164	1,050,703
Less: provision for credit losses	(1,542,738)	(1,514,639)
Prepayment and other current assets, net	16,719,266	16,227,624
Less: prepayment and other current assets, net, held for discontinued operations	(1,177,308)	(1,214,361)
Prepayment and other current assets, net, held for continuing operations	$15,541,958	$15,013,263

The changes in the provision for credit losses were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the year	$1,514,639	$696,698
Additions	22,542	-
Foreign exchange	5,557	4,090
Balance at the end of the year	1,542,738	700,788
Less: balance of held for discontinued operations	(1,542,738)	(700,788)
Balance of held for continuing operations	$-	$-

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,184,934	$2,159,481
Able 2rent GmbH (DEU) (2)	108,332	108,332
Less: impairment(2)	(108,332)	(108,332)
Total equity method investment, net	2,184,934	2,159,481
Less: equity method investment, net, held for discontinued operations	-	-
Equity method investment, net, held for continuing operations	$2,184,934	$2,159,481

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,232,531) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $115,180) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. As of December 31, 2025, the Company recognized full impairment of Able 2rent GmbH (DEU). The impairment was primarily due to a sustained decline in the investee’s operating performance and the lack of sufficient, reliable financial and operational information to support the recoverability of the carrying amount.

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
EEE Truck Solutions Group Inc. (2)	693,780	693,780
Total equity investment without readily determinable fair values, net	1,693,780	1,693,780
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,693,780	$1,693,780

(1)	The Company owned approximately 3% of equity interest in HW Electro Co., Ltd. (“HWE”) at initial investment cost of $1,000,000.

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

On July 24, 2023, the Company purchased a $1,000,000 convertible note (the “Convertible Note”) from third party Acton, Inc. (the “Issuer”), with the interest rate of 5% per annum and due in June 2024. At any time on or after the maturity date, the convertible loan will convert into shares equal to the quotient obtained by dividing the outstanding principal balance and unpaid accrued interest of the convertible loan as of the date of such conversion by the applicable conversion price. In July and August 2023, the Company paid a total amount of $600,000 to the Issuer. On August 30, 2024, the two parties made amendments to the purchase agreement to reduce the total purchase amount from $1,000,000 to $600,000 and extend the maturity date to July 24, 2025. On August 7, 2025, the two parties made amendments to extend the maturity date to July 24, 2026. Before the Maturity Date, the Issuer is entitled to calling for immediate conversion of the Convertible Note (for amount of full principal and accrued interest as of the date of conversion) provided that any of the following three conditions is satisfied: i) The Issuer closes a financing transaction of not less than $3,000,000 with pre-money valuation not lower than $38,250,000; ii) A person or entity, or a group acquires more than fifty percent (50%) of the outstanding voting power of the Issuer or all or substantially all of the assets of the Issuer; iii) The Issuer completes an initial public offering at a major US stock exchange with total market cap not lower than $38,250,000. Given Acton’s limited operating scale, declining revenue, weak liquidity and the uncertain recoverability of its assets, management concluded that the recoverability of future cash flows associated with this financial asset is highly uncertain. Accordingly, for the year ended December 31, 2025, the Company recognized full credit loss of this investment. The balance of debt investments, held for continuing operations was both nil as of March 31, 2026 and December 31, 2025.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
At cost:
Plant and building	$14,643,631	$14,497,063
Land	1,063,271	1,063,270
Machinery and equipment	4,671,457	4,620,424
Leasehold improvement	877,649	924,396
Office equipment	1,543,718	2,152,609
Motor vehicles	116,148	1,321,308
Construction in progress	809,417	117,415
Total	23,725,291	24,696,485
Less: accumulated depreciation	(8,025,206)	(7,703,231)
Impairment	-	(1,076,529)
Property, plant and equipment, net	15,700,085	15,916,725
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$15,700,085	$15,916,725

Depreciation expenses charged to the continuing operations for the three months ended March 31, 2026 and 2025 were $411,315 and $447,510, respectively. There’s no depreciation expense of discontinued operations for the three months ended March 31, 2026 and 2025.

There’s no impairment loss in property, plant and equipment of continuing operations and discontinued operations for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, the impairment of property, plant and equipment was fully written off.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
At cost:
Land use right	$5,747,492	$5,669,331
Trademark	843,118	859,075
Technology	764,795	779,270
Software	19,329	120,258
Total	7,374,734	7,427,934
Less: accumulated amortization	(1,285,805)	(1,284,158)
Intangible assets, net	6,088,929	6,143,776
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$6,088,929	$6,143,776

Amortization expenses charged to the continuing operations for the three months ended March 31, 2026 and 2025 were $112,447 and $102,791, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS PAYABLE

	March 31, 2026	December 31, 2025
	(Unaudited)
Professional fees payable	$3,383,457	$3,665,567
Payable to suppliers	2,875,987	3,306,000
Total accounts payable	6,259,444	6,971,567
Less: accounts payable, held for discontinued operations	(1,412,276)	(1,439,004)
Accounts payable, held for continuing operations	$4,847,168	$5,532,563

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accrued litigation compensation	$1,783,558	$1,784,127
Loan from third parties (1)	3,896,161	2,358,478
Rent payable - early termination of leases	1,361,297	1,359,804
Accrued expenses	422,421	548,384
Other taxes payable	379,565	590,976
Employee payroll and welfare payables	1,434,926	1,627,702
Credit card payable	196,185	167,682
Accrued interest for convertible promissory note	100,092	44,080
Others	391,652	446,305
Total accrued expenses and other current liabilities	9,965,857	8,927,538
Less: accrued expenses and other current liabilities, held for discontinued operations	(568,353)	(579,443)
Accrued expenses and other current liabilities, held for continuing operations	$9,397,504	$8,348,095

(1)
This mainly represented the loans from Aqua Pyro Limited, JCE Partners LLC, Bsquare Realty, Inc., Hongbo Jin, Gregory Hancke Hurzzeitdarlehen, Meiya Xu, Suleiman International, Commas International Holding, LLC, Barclays West Corporation, Domat (Hong Kong) Holdings Limited and Melton Corporation Limited. From April 30, 2024 to December 22, 2025 the Company entered into agreements with Aqua Pyro Limited, Bsquare Realty, Inc., Hongbo Jin, Suleiman International and Domat (Hong Kong) Holdings Limited to borrow interest-free loans of $258,832 $100,000, $110,000, $300,000 and $350,000, which were due on April 29, 2027 , March 30, 2027, March 27, 2027, April 9, 2027 and December 23, 2026, respectively.

On February 10, 2025, the Company entered an agreement with JCE Partners LLC to borrow $200,000, with interest rate of 8.00% per annum and due on March 9, 2027. From March 5, 2025 to March 31, 2026, the Company entered an agreement with Gregory Hancke Hurzzeitdarlehen to borrow EUR145,000 (approximately $167,011), with interest rate of 7.50% per annum and due on December 31, 2026, for which principal of EUR48,000 (approximately $55,286) was repaid as of March 31, 2026. On January 23, 2025, the Company entered an agreement with Meiya Xu to borrow RMB400,000 (approximately $57,988), with the interest rate of 3.45% and due on December 31, 2026. On June 20, 2025, the Company entered an agreement with Commas International Holding, LLC to borrow $250,000, with the interest rate of 5.00% and due on June 18, 2026. From August 4, 2025 and April 8, 2026, the Company entered an agreement with Barclays West Corporation to borrow $1,890,000, with the interest rate of 6.00% and 10.00% and due from September 1, 2026 to November 5, 2026. On November 6, 2025, the Company entered an agreement with Melton Corporation Limited to borrow $192,000, with the interest rate of 8.00% and due on November 6, 2026.

NOTE 11 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of March 31, 2026		As of December 31, 2025
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Zhejiang Changxing Rural Commercial Bank Co., Ltd. (1)	3.20%	December 2025 to March 2026	December 2027, December 2028 and February 2029	3,044,360	2,899	3,041,461	1,430	1,214,054
Industrial and Commercial Bank of China(2)	2.50%	June to December 2025	June to December 2026	1,258,383	-	-	1,258,383	-
Total borrowings				4,302,743	2,899	3,041,461	1,259,813	1,214,054
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$4,302,743	2,899	3,041,461	$1,259,813	1,214,054

(1)
From December 2025 to March 2026, the Company borrowed RMB21,000,000 (approximately $3,044,360) from Zhejiang Changxing Rural Commercial Bank Co., Ltd., with the interest of 3.20% per annum, due from December 2027 to February 2029.

(2)
On May 13, 2025, the Company was granted bank facility of RMB10,000,000 (approximately $1,404,692) from Industrial and Commercial Bank of China, with the interest of 2.50%, with the period from May 13, 2025 to May 12, 2028. From May 2025 to September 2025, loan principle of $1,516,607 was borrowed from the bank and will be due in one year. As of March 31, 2026, the principal was fully repaid.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024 and 2025. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the three months ended March 31, 2026 and 2025.

The components of losses (income) before income taxes are summarized as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
PRC	$1,632,083	$2,416,231
US	1,896,364	2,382,408
Europe	216,187	921,617
Australia	181,281	(274,952)
Others	9,842	231,985
Total losses before income taxes	3,935,757	5,677,289
Less: income (losses) before income taxes for discontinued operations	139,785	(303,390)
Losses before income taxes for continuing operations	$4,075,542	$5,373,899

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of lease cost of continuing operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$301,719	$807,113
Short-term lease expenses	40,722	51,529
Total	$342,441	$858,642

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$238,380	$586,925
Weighted average remaining lease term	1.86 years	4.43 years
Weighted average discount rate	6.66%	7.55%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of March 31, 2026.

Operating Leases
For the remaining of the year ended December 31, 2026	$1,303,391
For the years ended December 31,
2027	747,253
2028	151,963
2029	42,003
Total lease payments	2,244,610
Less: imputed interest	105,771
Total	2,138,839
Less: current portion	1,458,172
Non-current portion	$680,667

A summary of lease cost of discontinued operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$-	$-
Short-term lease expenses	-	109,120
Total	$-	$109,120

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	March 31, 2026 (Unaudited)	March 31,2025 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$-	$31,136
Weighted average remaining lease term	-	-
Weighted average discount rate	-	-

No lease liabilities held for discontinued operations under operating leases as of March 31, 2026.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The financial liability was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The remaining estimated fair value adjustment is presented as other income (expense) in the unaudited condensed consolidated statement of operations, as change in fair value of convertible notes.

Note amendment May 2025

On May 16, 2025, the Company and About Investment Pte. Ltd., a Singapore exempt private company limited by shares (“Holder”) entered into an amendment (the “Note Amendment”) to the Note originally issued by the Company on July 20, 2022, in an original principal amount of $52,237,500.

Pursuant to the Note Amendment, the parties have agreed to amend the floor price of any conversions of the Note to $0.202 per share (equivalent to $12.12 per share after giving effect to the reverse stock split effective on April 13, 2026) equal to an eighty percent (80%) discount of the closing bid price of the Company’s common stock during the trading day immediately preceding the Note Amendment, which will be adjusted accordingly in the event of a share split or combination. The terms of the Amended Note continue to grant the Holder the right to convert from time to time at its election, all or any portion of the outstanding balance of the Note into shares of common stock of the Company at the conversion price, which is equal to the lesser of (i) the fixed conversion price or (ii) eighty-five percent (85%) of the ten (10) day VWAP during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the applicable conversion date, and in each case subject to adjustment set forth in the Note.

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

The movement of Note during the three months ended March 31, 2026 and 2025 are as follows:

Liability component
As of December 31, 2024	$9,952,000
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	-
As of March 31, 2025 (Unaudited)	$9,952,000

As of December 31, 2025	3,955,897
Convertible promissory notes issued during the year	-
Redemption of convertible promissory notes	-
Fair value change recognized	(234,572)
As of March 31, 2026 (Unaudited)	$3,721,325

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Binomial Tree Model as of March 31, 2026 and December 31, 2025:

Fair Value Assumptions - Convertible Promissory Note	March 31, 2026 (Unaudited)	December 31, 2025
Face value principal payable	$2,800,000	$2,800,000
Original conversion price	$6.0 per share	$6.0 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.81	0.05
Volatility	49.80%	59.00%
Market yield (range)	16.72%	9.78%
Risk free rate	3.76%	0.76%
Issue date	October 23, 2025	July 20, 2022
Maturity date	January 19, 2027	January 19, 2026

Warrant

Accompany with the Note, the Company issued to the same investor warrants to purchase up to 2,473,334 warrant shares (equivalent to 41,222 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company, with an exercise price of $1.61 per share, which may be exercised by the holders on a cashless basis by using Black-Scholes model to determine the net settlement shares.

Additionally, after the Company completed the above Note financing, the Company issued to the placement agent warrants to purchase 247,333 warrant shares (equivalent to 4,122 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company at a same day, as part of the underwriter’s commission. The warrants were issued with an exercise price of $1.77 per share.

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

The movement of warrants during the three months ended March 31, 2026 and 2025 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares	Amount	Shares	Amount
As of December 31, 2024	870,227	$12,137,087	247,333	$3,455,829
Exercise of warrants	-	-	-	-
Fair value change recognized	-	2,430	-	699
As of March 31, 2025 (Unaudited)	870,227	$12,139,517	247,333	$3,456,528

As of December 31, 2025	-	$-	4,122	$3,457,055
Exercise of warrants	-	-	-	-
Fair value change recognized	-	-	-	(292)
As of March 31, 2026 (Unaudited)	-	$-	4,122	$3,456,763

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	March 31, 2026 (Unaudited)	December 31, 2025
Expected term (years)	1.30	1.55
Volatility	57.22%	60.65%
Risk free rate	3.71%	3.52%
Expected expiry date	July 19, 2027	July 19, 2027

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15- SHARE-BASED COMPENSATION

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

For the three months ended March 31, 2026 and 2025, the total share-based compensation expenses were comprised of the following:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
General and administrative expenses	$597,565	$651,829
Selling and marketing expenses	15,552	15,552
Research and development expenses	52,144	72,270
Total	$665,261	$739,651

A summary of share options activity for the three months ended March 31, 2026 and 2025 were as follows:

	Number of Share Options*	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2024	28,884	828.2	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(78)	1,008.0
Expired	(167)	1,008.0
Outstanding at March 31, 2025 (Unaudited)	28,639	826.7	3.47	-

Outstanding at December 31, 2025	25,177	829.8	3.12	-
Granted	-	-
Exercised	-	-
Forfeited	(17)	1,008.0
Expired	(248)	1,008.0
Outstanding at March 31, 2026 (Unaudited)	24,912	827.8	3.09	-
Expected to vest at March 31, 2026 (Unaudited)	-	-		-
Exercisable as of March 31, 2026 (Unaudited)	24,912	807.6	3.09	-

* On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

All share and per share amounts presented in the accompanying unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented, unless otherwise indicated.

The Company calculated the fair value of the share options on the grant date and modification date using the Black-Scholes option-pricing valuation model. The assumptions used in the valuation model are summarized in the following table.

	For the Three Months Ended March 31,
	2026	2025
Expected volatility	83.41%~86.57%	83.41%~86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$1,008.00	$1,008.00

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of March 31, 2026, there was no total unrecognized compensation cost from continuing operations related to unvested share options.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CONCENTRATIONS

Continuing operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended
	March 31, 2026 (Unaudited)		March 31, 2025 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$270,727	22%	$-	-
B	161,568	13%	-	-
C	156,341	13%	-	-
D	-	-	399,065	19%
E	-	-	297,192	14%
F	-	-	250,777	12%
Total	$588,636	48%	$947,034	45%

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
Customer	Amount	% of Total	Amount	% of Total
G	$1,443,966	38%	$1,436,228	36%
H	1,023,912	27%	1,023,912	26%
Total	$2,467,878	65%	$2,460,140	62%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
Customer	Amount	% of Total	Amount	% of Total
G	$793,606	18%	$793,606	26%
I	850,831	19%	850,822	28%
J	630,000	14%	*	*
Total	$2,274,437	51%	$1,644,428	54%

*	Indicates below 10%.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL NOTE 16 –

CONCENTRATIONS (CONTINUED)

(b)	Suppliers

For the three months ended March 31, 2026 and 2025, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Three Months Ended,
	March 31, 2026 (Unaudited)		March 31, 2025 (Unaudited)
Supplier	Amount	% of Total	Amount	% of Total
A	$-	-	$588,489	26%
B	*	*	411,272	18%
C	891,755	53%	-	-
Total	$891,755	53%	$999,761	44%

*	Indicates below 10%.

As of March 31, 2026 and December 31, 2025, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of March 31, 2026 (Unaudited)			As of December 31, 2025
Supplier	Amount		% of Total	Amount	% of Total
D	$	*	*	$687,529	12%
E		1,056,351	22	1,056,351	19%
F		656,121	14%	656,121	12%
Total		$1,712,472	36%	$2,400,001	43%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers, held for continuing operation as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026 (Unaudited)		As of December 31, 2025
Supplier	Amount	% of Total	Amount	% of Total
A	$2,719,382	33%	$2,613,964	29%
G	2,609,452	32%	2,573,966	28%
H	-	-	1,052,064	12%
Total	$5,328,834	65%	$6,239,994	69%

*	Indicates below 10%.

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

On July 22, 2022, Xiongjian Chen filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023,the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued the order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed us that they do not intend to file a second amended complaint, which means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. At the in-person conference on August 19, 2025, the Court ordered deadlines for completing various stages of discovery in the case, with May 15, 2026 being the deadline for all fact discovery. We anticipate remote financial consequences will incur to the company.

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. At the time of this report, discovery has been completed. Mediation is schedule on November 19, 2025. The mediation scheduled for November 19, 2025 proceeded with counsel representing the Company. No agreement was reached during the mediation session and the parties did not engage in substantive settlement discussions. As of the date of this Report, no further mediation sessions have been scheduled and the parties have not yet agreed on the next procedural steps. The case remains pending before the Court.

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

On December 2 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 5, 2026, Ronda filed a counterclaim against Hefu, seeking the return of previously paid mold development fees of RMB 730,680, plus interest, alleging that Hefu’s products had quality issues and failed to satisfy the contractual requirements. On January 7, 2026, the court organized a pre-trial mediation between the parties. On March 25, 2026, the court held a hearing. On April 22, 2026, the court issued a first-instance judgment ordering Ronda to pay Hefu RMB 476,314.20 in mold fees, plus overdue payment interest from December 11, 2025 until full payment, and rejected all of Ronda’s counterclaims. On May 6, 2026, Ronda filed an appeal seeking reversal of the first-instance judgment and support for its counterclaim for the return of previously paid mold development fees of RMB 730,680, plus interest. The appeal remains pending.

On March 4, 2026, American Quartz Group, Inc. (“AQGI”) filed an Unlawful Detainer action against Bison Motors Inc. (“Bison”) seeking possession of the premises. Bison subsequently filed a demurrer in response. On March 25, 2026, Bison filed a separate complaint against AQGI asserting claims including forcible detainer and conversion, seeking restoration of possession, return of inventory, and damages. On April 2, 2026, AQGI dismissed the Unlawful Detainer action. Bison’s separate action against AQGI remains pending, and Bison subsequently filed an ex parte application for temporary injunctive relief to restore its access to and use of the premises. The hearing on Bison’s ex parte application was continued to May 12, 2026, and the parties were directed to meet and confer.

On October 24, 2025, Ride Man LLC (“Ride Man”) filed a civil complaint against Cenntro Automotive Corporation and Cenntro, Inc. (collectively, the “Company”) in the Superior Court of New Jersey, Ocean County, alleging breach of warranty and violations of the New Jersey Consumer Fraud Act in connection with the purchase of certain commercial electric vehicles. Ride Man alleges that four Logistar 400 vehicles purchased from the Company were defective and failed to perform as warranted, and that the Company did not fulfill its repair and warranty obligations. The complaint seeks rescission of the purchase, refund of the purchase price, and recovery of related damages and costs. On April 29, 2026, Ride Man filed a request for entry of default against Cenntro, Inc., alleging that Cenntro, Inc. had not filed an answer after service of the complaint. As of the date of this report, no default judgment has been entered.

NOTE 18 - RELATED PARTY TRANSACTIONS AND BALANCES

The table below sets forth the major related parties and their relationships with the Company:

Name of related parties:	Relationship with the Company
Zhejiang RAP	An entity significantly influenced by Hangzhou Ronda Tech Co., Limited, the Company’s subsidiary
Billy Rafael Romero Del Rosario
A shareholder who owns 1% equity interest of Cenntro Electric CICS, S.R.L. and is the CEO of Cenntro Electric CICS, S.R.L. before April 1, 2025. Since April 1, 2025, Billy Rafael Romero Del Rosario was not a related party of the Company with the disposal of Cenntro Electric CICS, S.R.L.

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

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the three months ended March 31, 2026 and 2025, the Company had the following material related party transactions for the continuing operation.

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Accrual of interest expense of loan
Zhongchai Holding (Hongkong) Limited	$14,542	$-

Interests-free loan from a related party
Zhongchai	-	1,000,000

Repayment of loans to a related party
Zhongchai Holding (Hongkong) Limited	350,000	-

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario	-	25,384

Reimbursement from a related party
Billy Rafael Romero Del Rosario	-	88,665

Amounts due from Related Parties

The following table presents amounts due from related parties as of March 31, 2026 and December 31, 2025.

	March 31, 2026 (Unaudited)	December 31, 2025
Zhejiang RAP (1)	$12,412	$12,243
HEVI CORP. (2)	25,462	25,462
Total amounts due from a related party	37,874	37,705
Less: amounts due from a related party, held for discontinued operations	-	-
Amounts due from a related party, held for continuing operations	$37,874	$37,705

(1)	The balance mainly represents the interest income receivable from the related party.

(2)	The balance mainly represents the receivable from sales of spare parts from the related party.

Amounts due to a Related Party

The following table presents amounts due to a related party as of March 31, 2026 and December 31, 2025.

	March 31, 2026(Unaudited)	December 31, 2025
Zhongchai(1)	$554,217	$889,675
Total amounts due to a related party	554,217	889,675
Less: amounts due to a related party, held for discontinued operations	-	-
Amounts due to a related party, held for continuing operations	$554,217	$889,675

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

NOTE 19 - SUBSEQUENT EVENT

On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with any fractional shares rounded up to the nearest whole share.

The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events except for the event mentioned above with material financial impact on the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Cenntro,” “we,” “us” or “our” are references to the consolidated business Cenntro Inc. and its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

A. Key Components of Results of Operations

Net revenues

Up until December 31, 2021, we generate revenue primarily through the sale of ECVs to our channel partners. Beginning in 2022, we experimented with different go-to-market strategies across regions. In Europe, while we initially tested an EV center approach by acquiring CAE, a German manufacturer and ECV seller, we returned to our distributor-focused model in 2024 given its proven effectiveness. In North America, we implemented a hybrid approach that combines direct sales to end-customers with strategic distributor partnerships. Historically (i.e. up until end of 2021), these revenues were generated solely by the sale of the Metro®.  Starting from the last quarter of 2021, we began generating revenue from the sales of the Logistar™ 200, Logistar™ 100, Logistar™ 260, Teemak™, Neibor® 150, Antric® and Avantier™ in Europe, Clubcar, Teemak™, Logistar™ 210, Logistar™ 260 and iChassis™ in Asia, and Avantier™, Logistar™ 210, Logistar™ 400 and Logistar™ 450 in the US, Avantier™ in Africa. We estimate that in late 2026, we will start generating revenue from Bison Motor™, hydrogen-powered heavy-duty vehicles to meet market demand and increased sales from iChassis™ that consists of a programmable “smart” chassis that is currently used by third-party integrated it with their controlling software for various autonomous driving commercial vehicle applications.

Net revenues during the three months ended 2026 and 2025 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 100, Teemak™, Logistar™ 210, Logistar™ 260, Antric®, Avantier™, Logistar™ 100 and 1-ton Electric Flatbed Truck, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries, and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Income (loss) from long-term investments

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the three months ended March 31, 2026 and 2025.

	Three Months ended March 31,
	2026	2025
	(Unaudited)
Gross margin of vehicle sales	18.5%	10.8%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended March 31,
	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)
Combined Statements of Operations Data:
Net revenues	1,212,160	2,143,058
Cost of goods sold	(975,032)	(1,821,531)
Gross profit	237,128	321,527
Operating Expenses:
Selling and marketing expenses	(294,267)	(776,717)
General and administrative expenses	(3,408,959)	(4,934,168)
Research and development expenses	(478,133)	(784,178)
Provision for credit losses	(36,318)	-
Total operating expenses	(4,217,677)	(6,495,063)

Loss from operations	(3,980,549)	(6,173,536)

Other Income (Expense):
Interest expense, net	(88,070)	(118,688)
Loss from long-term investments	(4,304)	(39)
Other (expense) income, net	(149,839)	295,592
Gain from early termination of lease contract	-	1,138
Change in fair value of convertible promissory notes and derivative liability	234,864	(3,129)
Change in fair value of equity securities	-	256,712
Foreign currency exchange (loss) gain, net	(106,994)	404,191
Gain (loss) from cross-currency swaps	19,350	(36,140)
Net loss from continuing operations, before tax	(4,075,542)	(5,373,899)
Income tax benefit	12,925	11,632
Net loss from continuing operation	(4,062,617)	(5,362,267)
Discontinued operations
Income (loss) on discontinued operations, net of tax	139,785	(303,390)
Net loss	(3,922,832)	(5,665,657)
Less: net loss attributable to non-controlling interests	(14,733)	(11,321)
Net loss attributable to the Company’s shareholders	(3,908,099)	(5,654,336)

Comparison of the Three months ended March 31, 2026 and 2025

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Net revenues:
Vehicle Sales	$614,209	50.7%	$1,811,264	84.5%
Spare-part sales	565,212	46.6%	170,815	8.0%
Other sales	32,739	2.7%	160,979	7.5%
Total net revenues	$1,212,160	100.0%	$2,143,058	100.0%

Net revenues for the three months ended March 31, 2026 were approximately $1.2 million, a decrease of approximately $0.9 million or 43.4% from approximately $2.1 million for the three months ended March 31, 2025. The decrease in net revenues in 2026 was primarily attributed to a decrease in vehicle sales by approximately $1.2 million and other sales by approximately $0.1 million, offset by an increase in spare-part sales by approximately $0.4 million. The net revenues in Europe market for the three months ended March 31, 2026 were approximately $0.4 million, a decrease of approximately $0.3 million from approximately $0.7 million for the three months ended March 31, 2025. The net revenues in Asia market for the three months ended March 31, 2026 were approximately $0.7 million, a decrease of approximately $0.5 million from approximately $1.2 million for the three months ended March 31, 2025.

Additional units were sold during the three months ended March 31, 2026; we sold 57 ECVs, including 3 fully assembled Metro® units, 10 fully assembled Logistar™ 100, 3 fully assembled Teemak™, 14 fully assembled Logistar™ 260,  7 fully assembled Avantier™ units, 7 fully assembled Logistar™ 210 units, 3 Antric® units and 10 1-ton Electric Flatbed Truck units.

For the three months ended March 31, 2026, we also sold 72 iChassis™ units, other than the 57 ECVs.

Geographically, the vast majority of our net revenues were generated from vehicle sales in Asia during the three months ended March 31,  2026 and 2025. For the three months ended March 31, 2026, net revenues from Europe, North America, and Asia as a percentage of total revenues was 29.4%, 5.8%, and 54.9%, respectively, compared to 32.9%, 12.3%, and 54.8%, respectively for the corresponding period in 2025.

For the three months ended March 31, 2026, net revenues from vehicle sales in Europe, North America, and Asia as a percentage of total vehicle net revenues was 48.9%, 10.4%, and 21.3%, respectively, compared to 33.1%, 9.5%, and 57.4%, respectively, for the corresponding period in 2025.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)
Cost of goods sold:
Vehicle sales	$(500,436)	51.3%	$(1,615,964)	88.8%
Spare-part sales	(469,195)	48.1%	(126,400)	6.9%
Other sales	(5,401)	0.6%	(79,167)	4.3%
Total cost of goods sold	$(975,032)	100.0%	$(1,821,531)	100.0%

Cost of goods sold for the three months ended March 31, 2026 was approximately $1.0 million, a decrease of approximately $0.8 million or approximately 46.5% from approximately $1.8 million for the three months ended March 31, 2025.  The decrease of cost of goods sold was mainly caused by the decreased cost of vehicle sales of approximately $1.1 million, offset by the increased cost of spare-part sales of approximately $0.3 million.

Gross Profit

Gross profit for the three months ended March 31, 2026 was approximately $0.2 million, a decrease of approximately $0.1 million or approximately 26.3% from $0.3 million of gross profit for the three months ended March 31, 2025. The decrease was primarily due to lower vehicle sales volume and a decline in vehicle gross margin, partially offset by higher-margin spare-part sales. For the three months ended March 31, 2026 and 2025, our overall gross margin was approximately 19.6% and 15.0%, respectively. Our gross margin of vehicle sales for the three months ended March 31, 2026 and 2025 was 18.5% and 10.8%, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2026 were approximately $0.3 million, a decrease of approximately $0.5 million or approximately 62.1% from approximately $0.8 million for the three months ended March 31, 2025. The decrease in selling and marketing expenses in 2026 was primarily attributed to the decrease in freight of approximately $0.4 million, due to reduced shipment volumes.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were approximately $3.4 million, a decrease of approximately $1.5 million or approximately 30.9% from approximately $4.9 million for the three months ended March 31, 2025. The decrease in general and administrative expenses in 2026 was primarily attributed to the decrease in salary and social insurance and lease expenses, of approximately $0.5 million and $0.3 million, respectively,  reflecting the Company’s ongoing cost optimization initiatives.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 were approximately $0.5 million, a decrease of approximately $0.3 million or approximately 39.0% from approximately $0.8 million for the three months ended March 31, 2025. The decrease in research and development expenses in 2026 was primarily attributed to the decrease in salary expense of approximately $0.3 million, partially reflecting timing differences in project development activities.

Other (expense) income, net

Other expense, net for the three months ended March 31, 2026 was approximately $0.3 million, and other income, net was $0.7 million of for the three months ended March 31, 2025. The change of other (expense) income in 2026 compared to 2025 was primarily attributable to: (i) foreign currency exchange loss of $0.1 million in 2026 compared with Foreign currency exchange gain of $0.4 million in 2025; and (ii) a decrease of approximately $0.2 million in litigation compensation from Fujian Newlongma Automotive Co., Ltd..

Non-GAAP Financial Measures

Adjusted EBITDA for the three months ended March 31, 2026 and 2025

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months Ended March 31,
	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)
Net loss from continuing operations	$(4,062,617)	$(5,362,267)
Interest expenses, net	88,070	118,688
Income tax benefit	(12,925)	(11,632)
Depreciation and amortization	523,762	550,278
Share-based compensation expense	665,261	739,651
Change in fair value of convertible promissory notes and derivative liability	(234,864)	3,129
Adjusted EBITDA from continuing operations	$(3,033,313)	$(3,962,153)

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

As of March 31, 2026 we had approximately $3.6 million in cash and cash equivalents and approximately $1.2 million of accounts receivables as compared to approximately $8.5 million in cash and cash equivalents and $3.1 million in accounts receivable as of March 31, 2025. For the three months ended March 31, 2026 and 2025, net cash used in operating activities was approximately $2.8 million and $5.0 million, respectively.

Short-Term Liquidity Requirements

We believe our cash and cash equivalents will be sufficient for us to continue to execute our business strategy over the twelve months period following the date of issuance of our report. Our current business strategy for the next twelve months includes (i) the continued rollout of our new ECV models and green energy related products in North America and Europe, as applicable and (ii) the establishment and development of local distribution channels in the United States and the European Union. Actual results could vary materially as a result of a number of factors, including:

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through March 31, 2026 we have spent over approximately $97.2 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of March 31, 2026, our working capital was approximately $18.4 million, as compared to a working capital of approximately $19.0 million as of December 31, 2025. The approximately $0.6 million decrease in working capital during 2026 was primarily due to the decrease of cash and cash equivalents of approximately $0.9 million.

Cash Flow

	Three Months Ended March 31,
	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(2,806,429)	$(4,954,514)
Net cash provided by (used in) investing activities	111,412)	(499,561)
Net cash provided by financing activities	1,681,940	1,166,489
Effect of exchange rate changes on cash, cash equivalents and restricted cash	53,447	65,434
Net decrease in cash, cash equivalents, and restricted cash	(959,630)	(4,222,152)
Cash and cash equivalents, and restricted cash at beginning of the period-continuing	4,638,328	12,820,459
Cash and cash equivalents, and restricted cash at beginning of the period-discontinued	48,863	140,029
Cash and cash equivalents, and restricted cash at end of the period-continuing	3,724,041	8,734,388
Cash and cash equivalents, and restricted cash at end of the period- discontinued	$3,520	$3,948

Operating Activities

Our net cash used in operating activities was approximately $2.8 million, $5.0 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash used in operating activities for the three months ended March 31, 2026 was primarily attributable to (i) our net loss of approximately $3.9 million and adjusted for non-cash items of approximately $1.1 million, which primarily consisted of depreciation and amortization and share based compensation expense of approximately $0.5 million and $0.7 million respectively, (ii) the increase in deferred revenue  and prepayment and other current assets of approximately $1.4 million and $0.5 million, respectively, (iii) decrease in accounts payable and accrued expense and other current liabilities of approximately $0.7 million and $0.4 million, respectively.

Investing Activities

Net cash used in investing activities was immaterial for the three months ended March 31, 2026.

Financing Activities

Net cash provided by financing activities was approximately $1.7 million for the three months ended March 31, 2026. Net cash provided by financing activities for the three months ended March 31, 2026 was primarily attributable to proceeds from bank loans of approximately $1.8 million and loans proceed from third parties of approximately $1.5 million, offset by the repayment of bank loans of approximately $1.3 million.

Contractual Obligations

For a discussion of material contractual obligations and commitments, see Note 17 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this report.

We lease offices space under non-cancellable operating leases. As of March 31, 2026, the minimum future commitments under these agreements are as follows.

	Less than one year	One to three years	Total
Operating lease obligations	1,303,391	941,219	2,244,610
Total	1,303,391	941,219	2,244,610

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the consolidated and combined financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our consolidated and combined financial statements for the three months ended March 31, 2026, included elsewhere in this Quarter Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year or any future periods.

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

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; ii) convertible loan receivable, which was recognized as debt security in long-term investments, and iii) currency-cross swap, which was recognized as derivative financial instruments. Specifically, positive fair values of cross-currency swaps are classified as short-term investments in the unaudited condensed consolidated balance sheet, and negative fair values of such instruments are recorded in other current liabilities.

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

As a practical expedient, the Company uses Net Asset Value (“NAV”) or its equivalent to measure the fair value of its certain fund investment. The Company’s investments valued at NAV as a practical expedient are private equity funds, which represent the investment in equity security on the unaudited condensed consolidated balance sheet. The Company evaluates whether NAV remains representative of fair value at each reporting date, considering, among other factors, liquidity restrictions, the financial condition of the investee, and the ability to realize returns.  Adjustments may be required to reflect the specific characteristics that market participants would consider in pricing the investment.

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

The following table disaggregated the Company’s revenues by product line for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Vehicles sales	$601,523	$1,837,054
Spare-parts sales	565,212	242,276
Other service income	32,739	160,980
Net revenues	1,199,474	2,240,310
Less: Net revenues, discontinued operation	12,686	(97,252)
Net revenues, continuing operation	$1,212,160	$2,143,058

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Three Months Ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Primary geographical markets
Asia	$665,073	$1,174,031
Europe	344,174	803,269
America	70,714	263,010
Others	119,513	-
Net revenues	1,199,474	2,240,310
Less: Net revenues, discontinued operation	12,686	(97,252)
Net revenues, continuing operation	$1,212,160	$2,143,058

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the three months ended March 31, 2026 and 2025, the Company recognized $89,620 and $374,384 revenue that was included in contract liabilities as of January 1, 2026 and 2025, respectively.

The following table provided information about receivables and contract liabilities from contracts with customers:

	March 31, 2026	December 31, 2025
	(Unaudited)
Accounts receivable, net	$1,292,669	$1,426,094
Less: accounts receivable, net, held for discontinued operation	(108,905)	(144,856)
Accounts receivable, net, held for continuing operation	1,183,764	1,281,238

Contract liabilities	$4,505,362	$3,106,185
Less: contract liabilities, held for discontinued operation	(83,069)	(84,641)
Contract liabilities, held for continuing operation	4,422,293	3,021,544

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This new guidance is designed to improve the disclosures about the types of expenses, including employee compensation, depreciation, and amortization, and costs incurred related to inventory and manufacturing activities. In January 2025, the FASB issued ASU No. 2025-01 to clarify certain provisions of ASU 2024-03, including its effective date and transition guidance. As clarified, the amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The guidance should be applied prospectively, with an option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to address the measurement of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The update introduces a practical expedient available to all entities and an accounting policy election specifically for non-public business entities that adopt the practical expedient, aiming to simplify and reduce the cost complexity associated with estimating expected credit losses for such financial assets. The guidance was developed in conjunction with the Private Company Council to respond to stakeholder concerns regarding the burdens of existing credit loss estimation requirements for these transactions. The Company is currently assessing the impact that adopting this new accounting standard will have on its unaudited condensed consolidated financial statements. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures and expects to adopt the guidance in its fiscal year beginning January 1, 2027.

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

Our management, with the participation of our CEO and acting CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures was not effective as of March 31, 2026, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2025 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of March 31, 2026.

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

The Company may be involved in various legal proceedings, claims and other disputes arising from the commercial operations, projects, employees and other matters which, in general, are subject to uncertainties and in which the outcomes are not predictable. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. Although the outcomes of these legal proceedings cannot be predicted, the Company does not believe these actions, in the aggregate, will have a material adverse impact on its financial position, results of operations or liquidity. Please refer to the description as contained in “Item 8 Financial Statements and Supplementary Data” on page F-1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and the information described below.

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

On April 10, 2024, CEGL filed a lawsuit against MHP Americas, Inc. (“MHP”) for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing Cenntro to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. At the time of this report, discovery has been completed. Mediation is schedule on November 19, 2025. The mediation scheduled for November 19, 2025 proceeded with counsel representing the Company. No agreement was reached during the mediation session and the parties did not engage in substantive settlement discussions. As of the date of this Report, no further mediation sessions have been scheduled and the parties have not yet agreed on the next procedural steps. The case remains pending before the Court.

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

On December 2 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 5, 2026, Ronda filed a counterclaim against Hefu, seeking the return of previously paid mold development fees of RMB 730,680, plus interest, alleging that Hefu’s products had quality issues and failed to satisfy the contractual requirements. On January 7, 2026, the court organized a pre-trial mediation between the parties. On March 25, 2026, the court held a hearing. On April 22, 2026, the court issued a first-instance judgment ordering Ronda to pay Hefu RMB 476,314.20 in mold fees, plus overdue payment interest from December 11, 2025 until full payment, and rejected all of Ronda’s counterclaims. On May 6, 2026, Ronda filed an appeal seeking reversal of the first-instance judgment and support for its counterclaim for the return of previously paid mold development fees of RMB 730,680, plus interest. The appeal remains pending.

On March 4, 2026, American Quartz Group, Inc. (“AQGI”) filed an Unlawful Detainer action against Bison Motors Inc. (“Bison”) seeking possession of the premises. Bison subsequently filed a demurrer in response. On March 25, 2026, Bison filed a separate complaint against AQGI asserting claims including forcible detainer and conversion, seeking restoration of possession, return of inventory, and damages. On April 2, 2026, AQGI dismissed the Unlawful Detainer action. Bison’s separate action against AQGI remains pending, and Bison subsequently filed an ex parte application for temporary injunctive relief to restore its access to and use of the premises. The hearing on Bison’s ex parte application was continued to May 12, 2026, and the parties were directed to meet and confer.

On October 24, 2025, Ride Man LLC (“Ride Man”) filed a civil complaint against Cenntro Automotive Corporation and Cenntro, Inc. (collectively, the “Company”) in the Superior Court of New Jersey, Ocean County, alleging breach of warranty and violations of the New Jersey Consumer Fraud Act in connection with the purchase of certain commercial electric vehicles. Ride Man alleges that four Logistar 400 vehicles purchased from the Company were defective and failed to perform as warranted, and that the Company did not fulfill its repair and warranty obligations. The complaint seeks rescission of the purchase, refund of the purchase price, and recovery of related damages and costs. On April 29, 2026, Ride Man filed a request for entry of default against Cenntro, Inc., alleging that Cenntro, Inc. had not filed an answer after service of the complaint. As of the date of this report, no default judgment has been entered.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks discussed in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in the Form 10-K are not the only risks facing the company. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially adversely affect our business, results of operations, cash flows, and financial position.

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

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1**	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.	INS* Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.	SCH* Inline XBRL Taxonomy Extension Schema Document
101.	CAL* Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB* Inline XBRL Taxonomy Extension Label Linkbase Document
101.	PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENNTRO INC.

Dated: May 14, 2026.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Edward Ye
Edward Ye
Acting Chief Financial Officer
(Principal Accounting Officer)