Form 10-Q
period 2026-06-30
Cenntro Inc.
filed 2026-08-14
CIK 1707919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The registrant had 2,456,452 of the registrant’s common stock per value $0.0001 per share, issued and outstanding as of August 13, 2026.

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Expressed in U.S. dollars, except for number of shares)

			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Note		2026	2025	2026	2025

Net revenues	2(d	)	$6,221,822	$6,406,918	$7,433,982	$8,549,976
Cost of goods sold			(5,809,002)	(6,425,822)	(6,784,034)	(8,247,353)
Gross profit (loss)			412,820	(18,904)	649,948	302,623

OPERATING EXPENSES:
Selling and marketing expenses			(670,974)	(227,580)	(965,241)	(1,004,297)
General and administrative expenses			(3,831,516)	(5,167,754)	(7,240,475)	(10,101,922)
Research and development expenses			(465,267)	(648,861)	(943,400)	(1,433,039)
Impairment loss			(2,917,428)	-	(2,917,428)	-
Provision for credit losses			(26,513)	(2,035,343)	(62,831)	(2,035,343)
Total operating expenses			(7,911,698)	(8,079,538)	(12,129,375)	(14,574,601)

Loss from operations			(7,498,878)	(8,098,442)	(11,479,427)	(14,271,978)

OTHER INCOME (EXPENSE):
Interest expense, net			(153,186)	(156,396)	(241,256)	(275,084)
Gain (loss) from long-term investments			4,263	3	(41)	(36)
Change in fair value of convertible promissory notes and derivative liability			1,098,426	(134,161)	1,333,290	(137,290)
Loss from Note Amendment			-	(1,756,137)	-	(1,756,137)
Gain from early termination of lease contract			-	-	-	1,138
Change in fair value of equity securities			-	259,565	-	516,277
Foreign currency exchange (loss) gain, net			(82,854)	567,141	(189,848)	971,332
Gain from disposal of Cenntro Electric CICS, SRL’s equity			-	1,157,556	-	1,157,556
Loss on deconsolidation of a subsidiary due to insolvency			(1,902,577)	-	(1,902,577)	-
Gain (loss) from cross-currency swaps			167	26,445	19,517	(9,695)
Other income (expense), net			733,427	(70,378)	583,588	225,214
Net loss from continuing operations before taxes			(7,801,212)	(8,204,804)	(11,876,754)	(13,578,703)
Income tax benefit			122,143	15,408	135,068	27,040
Net loss from continuing operations			(7,679,069)	(8,189,396)	(11,741,686)	(13,551,663)

Discontinued operations:
Loss from discontinued operations, net of tax			(2,935,552)	(1,705,812)	(2,795,767)	(2,009,202)

Net loss			(10,614,621)	(9,895,208)	(14,537,453)	(15,560,865)
Less: net loss attributable to non-controlling interests			(45,829)	(5,871)	(60,562)	(17,192)
Net loss attributable to the Company’s shareholders			$(10,568,792)	$(9,889,337)	$(14,476,891)	$(15,543,673)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment			3,029,611	1,097,728	3,530,077	1,488,890
Unrealized holding gains for available-for-sale securities			3,430	7,500	10,930	15,000
Total comprehensive loss			(7,581,580)	(8,789,980)	(10,996,446)	(14,056,975)

Less: total comprehensive loss attributable to non-controlling interests			(45,079)	(4,547)	(58,725)	(15,524)
Total comprehensive loss attributable to the Company’s shareholders			$(7,536,501)	$(8,785,433)	$(10,937,721)	$(14,041,451)

Weighted average number of shares outstanding, basic and diluted*			1,773,110	606,643	1,620,013	560,798

Loss per common share
Continuing operations - basic and diluted			(4.31)	(13.49)	(7.21)	(24.13)
Discontinued operations - basic and diluted			(1.66)	(2.81)	(1.73)	(3.58)
Net loss per common share - basic and diluted			(5.97)	(16.30)	(8.94)	(27.71)
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

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars, except for the number of shares)

	Note		June 30, 2026	December 31, 2025
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents			$4,331,715	$4,483,906
Restricted cash, current			70,200	154,422
Accounts receivable, net	3		1,492,819	1,281,238
Inventories, net	4		18,438,696	21,935,893
Prepayment and other current assets	5		17,259,547	15,013,263
Amounts due from related parties, current	18		12,618	37,705
Assets held for sale, current	1(d	)	-	2,726,690
Total current assets			41,605,595	45,633,117

Non-current assets:
Long-term investments	6		3,919,420	3,853,261
Property, plant and equipment, net	7		15,144,215	15,916,725
Intangible assets, net	8		5,368,765	6,143,776
Right-of-use assets	13		1,592,449	1,855,267
Other non-current assets, net			787,732	1,027,144
Total non-current assets			26,812,581	28,796,173

Total Assets			$68,418,176	$74,429,290

LIABILITIES AND EQUITY

LIABILITIES
Current liabilities:
Accounts payable	9		$4,660,312	$5,532,563
Short-term loans and current portion of long-term loans	11		2,948	1,259,813
Accrued expenses and other current liabilities	10		10,623,412	8,348,095
Contract liabilities			5,679,876	3,021,544
Operating lease liabilities, current	13		890,338	1,434,441
Convertible promissory notes	14		2,623,377	3,955,897
Deferred government grant, current			113,761	110,378
Amounts due to a related party	18		569,062	889,675
Liabilities held for sale, current	1(d	)	-	2,103,088
Total current liabilities			25,163,086	26,655,494

Non-current liabilities:
Long-term loans	11		3,537,162	1,214,054
Deferred tax liabilities			4,159	142,312
Deferred government grant, non-current			1,734,861	1,738,449
Derivative liability - placement agent warrant	14		3,456,285	3,457,055
Operating lease liabilities, non-current	13		543,331	841,449
Total non-current liabilities			9,275,798	7,393,319

Total Liabilities			$34,438,884	$34,048,813

Commitments and contingencies	17

EQUITY
Common stock ($0.0001 par value; 3,000,000,000 shares authorized; 2,465,452 and 1,465,214 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively) *	19		247	147
Additional paid in capital			442,335,208	437,740,047
Accumulated deficit			(406,348,978)	(391,872,087)
Accumulated other comprehensive loss			(2,046,269)	(5,585,439)
Total equity attributable to shareholders			33,940,208	40,282,668
Non-controlling interests			39,084	97,809
Total Equity			$33,979,292	$40,380,477
Total Liabilities and Equity			$68,418,176	$74,429,290

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

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Expressed in U.S. dollars, except for number of shares)

	Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares*	Amount
Balance as of December 31, 2024	514,444	$51	$405,757,052	$(318,890,314)	$(9,029,499)	$77,837,290	$122,212	$77,959,502
Share-based compensation	-	-	1,459,588	-	-	1,459,588	-	1,459,588
Conversion of convertible bonds into shares	39,848	4	1,826,127	-	-	1,826,131	-	1,826,131
Cashless exercise of warrant	244,256	25	12,487,813	-	-	12,487,838	-	12,487,838
Net loss	-	-	-	(15,543,673)	-	(15,543,673)	(17,192)	(15,560,865)
Unrealized holding gains for available-for-sale securities	-	-	-	-	15,000	15,000	-	15,000
Disposal of a subsidiary	-	-		-	58,122	58,122	12,041	70,163
Foreign currency translation adjustment	-	-	-	-	1,487,222	1,487,222	1,668	1,488,890
Balance as of June 30, 2025 (unaudited)	798,548	$80	$421,530,580	$(334,433,987)	$(7,469,155)	$79,627,518	$118,729	$79,746,247

	Common stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity	Non- controlling interest	Total equity
	Shares*	Amount
Balance as of December 31, 2025	1,465,214	$147	$437,740,047	$(391,872,087)	$(5,585,439)	$40,282,668	$97,809	$40,380,477
Share-based compensation	-	-	665,261	-	-	665,261	-	665,261
Issuance of ordinary shares	1,000,000	100	3,929,900	-	-	3,930,000	-	3,930,000
Fractional shares issued due to reverse stock split	238	-	-	-	-	-	-	-
Net loss	-	-	-	(14,476,891)	-	(14,476,891)	(60,562)	(14,537,453)
Unrealized holding gains for available-for-sale securities	-	-	-	-	10,930	10,930	-	10,930
Foreign currency translation adjustment	-	-	-	-	3,528,240	3,528,240	1,837	3,530,077
Balance as of June 30, 2026 (unaudited)	2,465,452	$247	$442,335,208	$(406,348,978)	$(2,046,269)	$33,940,208	$39,084	$33,979,292

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

CENNTRO INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(5,520,152)	$(9,360,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(90,668)	(640,203)
Proceeds from disposal of property, plant and equipment	98,561	77,433
Net of cash decrease of disposal of Cenntro Electric CICS, SRL	-	(10,723)
Repayment of loans by third parties	72,563	-
Loans provided to a related party	-	(27,576)
Net cash provided by (used in) investing activities	80,456	(601,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	2,261,613	1,354,794
Repayments to bank loans	(1,282,358)	(183,727)
Loans proceed from third parties	4,425,877	1,123,487
Repayment of loans to third parties	(26,832)	(360,000)
Loan proceeds from a related party	-	1,000,000
Repayment of loan to a related party	(350,000)	-
Net cash provided by financing activities	5,028,300	2,934,554

Effect of exchange rate changes on cash, cash equivalents and restricted cash	126,120	157,307

Net decrease in cash, cash equivalents and restricted cash	(285,276)	(6,869,399)
Cash, cash equivalents and restricted cash at beginning of period	4,687,191	12,960,488
Cash, cash equivalents and restricted cash at end of period	$4,401,915	$6,091,089

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	4,331,715	5,992,986
Restricted cash	70,200	92,583
Cash, cash equivalents and restricted cash at end of period, held for sale	-	5,520
Total cash, cash equivalents and restricted cash shown in the statement of cashflow	4,401,915	6,091,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$86,935	$14,928
Income tax paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Conversion of convertible bonds into shares	$-	$1,826,131
Cashless exercise for warrants	$-	$12,487,838
Common stock issued for proceeds held in a third-party regulated collection account	$3,930,000	-

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

On March 23, 2022 and January 31, 2023, CEGI entered into Share Purchase Agreements to acquire 65% and 35% of the issued and outstanding shares in Cenntro Automotive Europe GmbH (“CAE”), formerly known as Tropos Motors Europe GmbH. CAE, CEGE and Antric were fully liquidated for the six months ended June 30, 2026.

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

On December 30, 2021, the Company consummated a stock purchase transaction (the “Combination”) pursuant to that certain stock purchase agreement, dated as of November 5, 2021 (the “Acquisition Agreement”) by and among CEGL (at the time, NBG), CAG Cayman, CAC, CEGI and CAG HK. Under U.S. generally accepted accounting principles, the Combination was accounted for as a reverse recapitalization.

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

As a result of this strategic shift, three European subsidiaries: CEGE, Cenntro Automotive Europe GmbH (“CAE”), and Cenntro EV Center Italy S.R.L. (“the disposal group”) were scheduled for structured dissolution in 2024. (i) The Company commenced the wind-down of Cenntro EV Center Italy S.R.L’s operations in 2025 and deregistration was completed as of January 14, 2026; (ii) CAE initiated insolvency proceedings in 2025 and the court formally opened insolvency proceedings for CAE on June 18, 2026; (iii) CEGE initiated insolvency proceedings in June 2026, and the court appointed a provisional insolvency administrator on June 9, 2026. Upon CEGE and CAE entering insolvency, the Company lost full governance control over their 25% and 75% equity interests in Antric respectively, leading to consequential deconsolidation of Antric effective June 18, 2026. However, Antric does not qualify for discontinued operations presentation standalone, as its revenue, asset scale and strategic weight are immaterial to the consolidated group and its exit does not constitute a separate strategic shift under ASC 205-20.

Accordingly, the unaudited condensed consolidated financial statements and notes reflect the results the disposal group as a discontinued operation for the periods presented in accordance with ASC 210-05, Discontinued Operations represented the disposal group a strategic shift that had a major effect on the Company’s operations and financial results. Further, the related current and non-current assets and liabilities associated with the disposal group are reflected as held for sale in the unaudited condensed consolidated balance sheets as of December 31, 2025. As of June 30, 2026, all assets and liabilities of CEGE and CAE were fully derecognized following deconsolidation on June 9 and June 18, 2026, respectively, with no held-for-sale balances remaining on the balance sheet. The numbers in all of the relevant footnote disclosures are also adjusted for the current year and comparative periods. No loss was recognized on the initial measurement of the disposal group as held for sale. For the six months ended June 30, 2026, total deconsolidation loss of $4.7 million was recorded, including $2.3 million from CEGE presented in discontinued operations and $0.5 million from CAE presented in discontinued operations, and $1.9 million from Antric presented in continuing operations.

The carrying amounts of the major classes of assets and liabilities of CEGE, CAE and Cenntro EV Center Italy S.R.L. included in assets and liabilities of discontinued operations were as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Cash and cash equivalents	$-	$48,863
Accounts receivable, net	-	144,856
Inventories	-	1,318,610
Prepayment and other current assets, net	-	1,214,361
Total assets classified as held for sale	$-	$2,726,690

Accounts payable	$-	$1,439,004
Accrued expenses and other current liabilities	-	579,443
Contract liabilities	-	84,641
Total liabilities classified as held for sale	$-	$2,103,088

The key components of loss from discontinued operations for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net revenues	$-	$162,179
Cost of goods sold	-	(768,189)
Gross loss	-	(606,010)

Selling and marketing expenses	(95,426)	(124,534)
General and administrative expenses	(29,377)	(398,227)
Provision for credit losses	-	(428,610)
Total operating expenses	(124,803)	(951,371)

Loss from discontinued operations	(124,803)	(1,557,381)

Income from long-term investments	-	6,359
Foreign currency exchange income (loss), net	15,054	(138,140)
Loss on disposition of subsidiaries (1)	(2,817,651)	-
Other income (loss), net	131,633	(320,040)
Income (loss) from discontinued operations before taxes	(2,795,767)	(2,009,202)
Income tax expenses	-	-
Income (loss) from discontinued operations, net of tax	$(2,795,767)	$(2,009,202)

(1)	Loss on disposition of subsidiaries was resulting from loss on the liquidation of CAE and CEGE.

CENNTRO INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of June 30, 2026, Cenntro Inc.’s subsidiaries were as follows:

Name	Date of Incorporation	Place of Incorporation	Percentage of direct or indirect economic interest
Cenntro Electric Group Pty Limited (“CEGL”)	May 11, 2017	Australia	100% owned by Cenntro Inc.
Cenntro Automotive Corporation (“CAC”)	March 22, 2013	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric Group, Inc. (“CEGI”)	March 9, 2020	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Power, Inc. (“Cennatic Power”)	June 8, 2022	Delaware, U.S.	100% owned by Cenntro Inc.
Bison Motors Inc. (formerly known as “Teemak Power Corporation”) (1)	January 31, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Avantier Motors Corporation	November 17, 2017	Delaware, U.S.	100% owned by Cenntro Inc.
Cennatic Energy S. de R.L. de C.V.	August 24, 2022	Monterrey, Mexico	100% owned by Cenntro Inc.
Cenntro Automotive S.A.S.	January 16, 2023	Galapa, Colombia	100% owned by Cenntro Inc.
Cenntro Electric Colombia S.A.S.	March 29, 2023	Atlántico, Colombia	100% owned by Cenntro Inc.
Cenntro Automotive Group Limited (“CAG HK”)	February 15, 2016	Hong Kong	100% owned by Cenntro Inc.
Hangzhou Ronda Tech Co., Limited (“Hangzhou Ronda”)	June 5, 2017	PRC	100% owned by Cenntro Inc.
Hangzhou Cenntro Autotech Co., Limited (“Cenntro Hangzhou”)	May 6, 2016	PRC	100% owned by Cenntro Inc.
Zhejiang Cenntro Machinery Co., Limited	January 20, 2021	PRC	100% owned by Cenntro Inc.
Jiangsu Tooniu Tech Co., Limited	December 19, 2018	PRC	100% owned by Cenntro Inc.
Hangzhou Hengzhong Tech Co., Limited	December 16, 2014	PRC	100% owned by Cenntro Inc.
Teemak Power (Hong Kong) Limited	May 17, 2023	Hong Kong	100% owned by Cenntro Inc.
Avantier Motors (Hong Kong) Limited	March 13, 2023	Hong Kong	100% owned by Cenntro Inc.
Autotrax.ai Inc.	January 1, 2026	Delaware, U.S.	100% owned by Cenntro Inc.
Cenntro Electric B.V.	December 12, 2022	Amsterdam, Netherlands	100% owned by Cenntro Inc.
Cenntro Elektromobilite Araçlar A.Ş	February 21, 2023	Turkey	100% owned by Cenntro Inc.
Cenntro Elecautomotiv, S.L.	July 5, 2022	Barcelona, Spain	100% owned by Cenntro Inc.
Simachinery Equipment Limited (“Simachinery HK”)	June 2, 2011	Hong Kong	100% owned by Cenntro Inc.
Cenntro EV Center Italy S.R.L. (2)	May 8, 2023	Italy	100% owned by Cenntro Inc.
Pikka Electric Corporation	August 3, 2023	Delaware, U.S.	100% owned by Cenntro Inc.
Averra Electric Mobility Inc.	January 1, 2026	Delaware, U.S.	100% owned by Cenntro Inc.
Centro Technology Intelligent Mobility Corporation	August 24, 2023	California, U.S.	100% owned by Cenntro Inc.
Hangzhou Hezhe Energy Technology Co., Ltd. (“Hangzhou Hezhe”)	July 1, 2021	PRC	80% owned by Cenntro Inc.
Hangzhou Hezhe International Trading Co., Ltd.	July 15, 2025	PRC	80% owned by Cenntro Inc.

(1)	On March 6, 2025, Teemak Power Corporation changed its name to Bison Motors Inc.

(2)	On January 14, 2026, Cenntro EV Center Italy S.R.L. was deregistered. CEGE and CAE were under liquidation as of June 30, 2026

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim financial statements have been included. The interim financial information should be read in conjunction with the consolidated financial statements and the notes for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year or any future periods.

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

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i)convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; and ii) currency-cross swap, which was recognized as derivative financial instruments. Specifically, positive fair values of cross-currency swaps are classified as short-term investments in the unaudited condensed consolidated balance sheet, and negative fair values of such instruments are recorded in other current liabilities.

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

The following table disaggregated the Company’s revenues by product line for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Vehicles sales	$5,320,493	$7,976,499
Spare-parts sales	2,000,807	505,779
Other service income	112,682	229,877
Net revenues	7,433,982	8,712,155
Less: Net revenues, discontinued operation	-	(162,179)
Net revenues, continuing operation	$7,433,982	$8,549,976

CENNTRO INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenues are primarily derived from America, Europe and Asia. The following table set forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Primary geographical markets
Europe	$2,935,218	$5,786,495
Asia	2,290,151	1,931,593
America	1,829,902	960,227
Others	378,711	33,840
Net revenues	7,433,982	8,712,155
Less: Net revenues, discontinued operation	-	(162,179)
Net revenues, continuing operation	$7,433,982	$8,549,976

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2026 and 2025, the Company recognized $365,239 and $568,035 revenue that was included in contractual liabilities as of January 1, 2026 and 2025, respectively.

The following table provided information about receivables and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accounts receivable, net	$1,492,819	$1,426,094
Less: accounts receivable, net, held for discontinued operation	-	(144,856)
Accounts receivable, net, held for continuing operation	1,492,819	1,281,238

Contract liabilities	$5,679,876	$3,106,185
Less: contract liabilities, held for discontinued operation	-	(84,641)
Contract liabilities, held for continuing operation	5,679,876	3,021,544

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update improve interim financial reporting by clarifying and simplifying certain disclosure requirements and aligning interim reporting with existing annual disclosure requirements in specific areas. The amendments are intended to reduce complexity while maintaining decision-useful information for investors. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures and expects to adopt the guidance when it becomes effective for the Company.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were summarized as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accounts receivable	$4,145,497	$7,307,154
Less: provision for credit losses	(2,652,678)	(5,881,060)
Total accounts receivable, net	1,492,819	1,426,094
Less: accounts receivable, net, held for discontinued operations	-	(144,856)
Accounts receivable, net, held for continuing operations	$1,492,819	$1,281,238

The changes in the provision for credit losses were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$5,881,060	$2,018,042
Additions	6,548	1,346,762
Write-off	(3,222,348)	(21,280)
Foreign exchange	(12,582)	250,316
Balance at the end of the period	2,652,678	3,593,840
Less: balance of held for discontinued operations	-	(2,183,544)
Balance of held for continuing operations	$2,652,678	$1,410,296

NOTE 4 - INVENTORIES

Inventories were summarized as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Raw material	$6,223,171	$8,128,078
Work-in-progress	904,993	1,925,771
Goods in transit	9,092	39,682
Finished goods	18,072,280	22,340,107
Inventories, gross	25,209,536	32,433,638
Less: inventory valuation allowance	(6,770,840)	(9,179,135)
Total inventories, net	18,438,696	23,254,503
Less: inventories, net, held for discontinued operations	-	(1,318,610)
Inventories, net, held for continuing operations	$18,438,696	$21,935,893

The changes in inventory valuation allowance were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$9,179,135	$8,255,880
Addition	-	2,554,421
Write-off	(2,494,595)	(1,850,440)
Foreign exchange	86,300	219,274
Balance at the end of the period	$6,770,840	$9,179,135

NOTE 5 – PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Advance to suppliers	$10,488,794	$9,034,026
Deductible input value added tax	5,223,250	6,303,559
Deposit in a third-party regulated collection account	3,930,000	-
Loans to third parties (1)	1,288,503	1,353,975
Others	852,339	1,050,703
Less: provision for credit losses	(1,572,691)	(1,514,639)
Less: impairment	(2,950,648)	-
Prepayment and other current assets, net	17,259,547	16,227,624
Less: prepayment and other current assets, net, held for discontinued operations	-	(1,214,361)
Prepayment and other current assets, net, held for continuing operations	$17,259,547	$15,013,263
(1)	This represents loans to Guangzhou Changyue New Energy Technology Co., Ltd.(“Changyue”) and Cenntro Electric CICS, S.R.L. (“CICS”).

On October 31, 2025, the Company entered into a working capital loan contract with Changyue to lend principal amount of RMB1,800,000 ($265,287), with an annual interest rate of 3.0% and due on December 30, 2025, and the loan remains past due as of June 30, 2026. Management is actively following up with Changyue regarding repayment and expects to recover the outstanding balance based on the current repayment arrangement.

Multiple interest-free intercompany drawdowns to former group entity CICS totaling $1,023,216 over several prior fiscal years. Full allowance for credit losses was recorded for this balance due to unrecoverability, resulting in no carrying value as of June 30, 2026 and December 31, 2025.

The changes in the provision for credit losses were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Balance at the beginning of the period	$1,514,639	$696,698
Additions	45,352	1,117,190
Foreign exchange	12,700	13,198
Balance at the end of the period	1,572,691	1,827,086
Less: balance of held for discontinued operations	-	-
Balance of held for continuing operations	$1,572,691	$1,827,086

Impairment loss of prepayment and other current assets was $2,917,428 and nil, respectively, for the six months ended June 30, 2026 and 2025.

CENNTRO INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM INVESTMENTS

(a)	Equity method investment, net

Equity method investments consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Hangzhou Entropy Yu Equity Investment Partnership (Limited Partnership) (“Entropy Yu”) (1)	$2,225,640	$2,159,481
Able 2rent GmbH (DEU) (2)	-	108,332
Less: impairment (2)	-	(108,332)
Total equity method investment, net	2,225,640	2,159,481
Less: equity method investment, net, held for discontinued operations	-	-
Equity method investment, net, held for continuing operations	$2,225,640	$2,159,481

(1)
On September 25, 2022, the Company invested RMB15,400,000 (approximately $2,269,679) in Entropy Yu to acquire 99.355% of the partnership entity’s equity interest. The Company accounts for the investment under the equity method because the Company controls 50% of voting interests in partnership matters and material matters must be agreed upon by all partners. The Company has the ability to exercise significant influence over Entropy Yu.

(2)
On March 22, 2022, CAE invested EUR100,000 (approximately $114,170) in Able 2rent GmbH (DEU) to acquire 50% of its equity interest. As of December 31, 2025, the Company recognized full impairment of Able 2rent GmbH (DEU). The impairment was primarily due to a sustained decline in the investee’s operating performance and the lack of sufficient, reliable financial and operational information to support the recoverability of the carrying amount. Due to the liquidation of CAE during the first half of 2026, there was no remaining carrying value of this investment as of June 30, 2026.

(b)	Equity investment without readily determinable fair values, net

Equity investments without readily determinable fair values, net consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
HW Electro Co., Ltd. (1)	$1,000,000	$1,000,000
EEE Truck Solutions Group Inc. (2)	693,780	693,780
Total equity investment without readily determinable fair values, net	1,693,780	1,693,780
Less: equity investment without readily determinable fair values, net, held for discontinued operations	-	-
Equity investment without readily determinable fair values, net, held for continuing operations	$1,693,780	$1,693,780

(1)	The Company owned approximately 3% of equity interest in HW Electro Co., Ltd. (“HWE”) at initial investment cost of $1,000,000.

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

On May 14, 2026, Acton, Inc. was filed a Certificate of Dissolution with the Nevada Secretary of State, ending all corporate powers of the issuer. Accordingly, the Company wrote off the full carrying value of this debt security investment for the six months ended June 30, 2026.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
At cost:
Plant and building	$14,880,502	$14,497,063
Land	1,063,271	1,063,270
Machinery and equipment	4,691,816	4,620,424
Leasehold improvement	840,520	924,396
Office equipment	1,412,546	2,152,609
Motor vehicles	458,921	1,321,308
Construction in progress	118,080	117,415
Total	23,465,656	24,696,485
Less: accumulated depreciation	(8,321,441)	(7,703,231)
Impairment	-	(1,076,529)
Property, plant and equipment, net	15,144,215	15,916,725
Less: property, plants and equipment, net, held for discontinued operations	-	-
Property, plants and equipment, net, held for continuing operations	$15,144,215	$15,916,725

Depreciation expenses charged to the continuing operations for the six months ended June 30, 2026 and 2025 were $854,350 and $894,429, respectively. There’s no depreciation expense of discontinued operations for the six months ended June 30, 2026 and 2025.

There’s no impairment loss in property, plant and equipment of continuing operations and discontinued operations for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, the impairment of property, plant and equipment, which was fully held by CAE, was fully written off due to the liquidation of CAE.

NOTE 8 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
At cost:
Land use right	$5,843,126	$5,669,331
Trademark (1)	-	859,075
Technology (1)	-	779,270
Software	19,911	120,258
Total	5,863,037	7,427,934
Less: accumulated amortization	(494,272)	(1,284,158)
Intangible assets, net	5,368,765	6,143,776
Less: intangible assets, net, held for discontinued operations	-	-
Intangible assets, net, held for continuing operations	$5,368,765	$6,143,776

(1)	Technology and trademark attributable to Antric were fully written off due to the liquidation of Antric in the first half of 2026, leaving no related balances outstanding as of June 30, 2026.

Amortization expenses charged to the continuing operations for the six months ended June 30, 2026 and 2025 were $224,932 and $211,496, respectively.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS PAYABLE

	June 30, 2026	December 31, 2025
	(Unaudited)
Professional fees payable	$3,069,592	$3,665,567
Payable to suppliers	1,590,720	3,306,000
Total accounts payable	4,660,312	6,971,567
Less: accounts payable, held for discontinued operations	-	(1,439,004)
Accounts payable, held for continuing operations	$4,660,312	$5,532,563

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were summarized as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accrued litigation compensation	$1,590,483	$1,784,127
Loan from third parties (1)	6,337,199	2,358,478
Rent payable - early termination of leases	-	1,359,804
Accrued expenses	34,515	548,384
Other taxes payable	502,087	590,976
Employee payroll and welfare payables	1,578,435	1,627,702
Credit card payable	201,577	167,682
Accrued interest for convertible promissory note	221,054	44,080
Others	158,062	446,305
Total accrued expenses and other current liabilities	10,623,412	8,927,538
Less: accrued expenses and other current liabilities, held for discontinued operations	-	(579,443)
Accrued expenses and other current liabilities, held for continuing operations	$10,623,412	$8,348,095

(1)	This mainly represented the loans from third parties.

The loans details were as follows:

Borrower	Loan principal	Agreement date	Due date	Interest rate
Aqua Pyro Limited	258,832	April 30, 2024	April 29, 2027	Interest-free
JCE Partners LLC	200,000	February 10, 2025	March 9, 2027	8.00%
Bsquare Realty, Inc.	100,000	March 31, 2025	March 30, 2027	Interest-free
Hongbo Jin	110,000	March 28, 2025	March 27, 2027	Interest-free
Meiya Xu	58,953	January 23, 2025	December 31, 2026	3.45%
Suleiman International	300,000	April 9, 2025	April 9, 2027	Interest-free
Commas International Holding, LLC	250,000	June 20, 2025	June 18, 2026	5.00%
Barclays West Corporation	290,000	August 4, 2025	August 3, 2026	6.00%
Barclays West Corporation	115,000	November 21, 2025	November 20, 2026	6.00%
Barclays West Corporation	35,000	February 23, 2026	August 22, 2026	10.00%
Barclays West Corporation	200,000	March 2, 2026	September 1, 2026	10.00%
Barclays West Corporation	400,000	March 4, 2026	September 3, 2026	10.00%
Barclays West Corporation	380,000	March 10, 2026	September 9, 2026	10.00%
Barclays West Corporation	400,000	March 20, 2026	September 19, 2026	10.00%
Barclays West Corporation	70,000	March 25, 2026	September 24, 2026	10.00%
Barclays West Corporation	200,000	April 6, 2026	October 5, 2026	10.00%
Barclays West Corporation	70,000	April 8, 2026	October 7, 2026	10.00%
Barclays West Corporation	380,000	April 30, 2026	October 29, 2026	10.00%
Barclays West Corporation	300,000	May 14, 2026	November 13, 2026	10.00%
Barclays West Corporation	20,000	May 18, 2026	November 17, 2026	10.00%
Barclays West Corporation	10,000	May 18, 2026	November 17, 2026	10.00%
Barclays West Corporation	100,000	May 26, 2026	November 25, 2026	10.00%
Barclays West Corporation	170,000	June 16, 2026	December 15, 2026	10.00%
Barclays West Corporation	50,000	June 26, 2026	December 25, 2026	10.00%
Barclays West Corporation	250,000	June 26, 2026	December 25, 2026	10.00%
Domat (Hong Kong) Holdings Limited	350,000	December 23, 2025	December 23, 2026	Interest-free
Melton Corporation Limited	192,000	November 6, 2025	November 5, 2026	8.00%
HK Huace Business Limited	1,000,000	June 23, 2026	December 22, 2026	8.00%

NOTE 11 –SHORT-TERM AND LONG-TERM BANK LOANS

					As of June 30, 2026		As of December 31, 2025
Bank and other financial institution	Annual Interest Rate	Start	Maturity	Principal	Current portion	Non- current portion	Current portion	Non- current portion
Zhejiang Changxing Rural Commercial Bank Co., Ltd. (1)	3.20%	December 2025 to March 2026	December 2026, December 2027, December 2028 and February 2029	3,540,110	2,948	3,537,162	1,430	1,214,054
Industrial and Commercial Bank of China(2)	2.50%	June to December 2025	June to December 2026	1,258,383	-	-	1,258,383	-
Total borrowings				4,798,493	2,948	3,537,162	1,259,813	1,214,054
Less: borrowings, held for discontinued operations				-	-	-	-	-
Borrowings, held for continuing operations				$4,798,493	2,948	3,537,162	$1,259,813	1,214,054

(1)
From December 2025 to June 2026, the Company borrowed RMB24,020,000 (approximately $3,540,110) from Zhejiang Changxing Rural Commercial Bank Co., Ltd., with the interest of 3.20% per annum, due from December 2026 to February 2029.

(2)
On May 13, 2025, the Company was granted bank facility of RMB10,000,000 (approximately $1,404,692) from Industrial and Commercial Bank of China, with the interest of 2.50%, with the period from May 13, 2025 to May 12, 2028. From June 2025 to December 2025, loan principle of $1,516,607 was borrowed from the bank and will be due in one year. As of June 30, 2026, the principal was fully repaid.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

Australia

CEGL is subject to a tax rate of 25%.

United States

U.S. subsidiaries are subject to a federal tax rate of 21% and respective state tax rate. On December 22, 2017, the “Tax Cuts and Jobs Act” (“The 2017 Tax Act”) was enacted in the United States. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. The 2017 Tax Act imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 12.6% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits.

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

Colombia

Starting from 2023, the income tax rate of companies in Colombia was gradually increased from 30% to 35% and remaining at 35% in 2024 and 2025. Cenntro Automotive S.A.S. and Cenntro Electric Colombia S.A.S. are subject to a tax rate of 35% for the six months ended June 30, 2026 and 2025.

The components of losses (income) before income taxes are summarized as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
PRC	$5,640,048	$5,217,096
US	3,622,762	5,187,770
Europe	5,322,002	3,401,675
Australia	493,668	1,498,725
Others	(405,959)	282,639
Total losses before income taxes	14,672,521	15,587,905
Less: income (losses) before income taxes for discontinued operations	(2,795,767)	(2,009,202)
Losses before income taxes for continuing operations	$11,876,754	$13,578,703

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

A summary of lease cost of continuing operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$561,778	$1,703,582
Short-term lease expenses	83,909	70,559
Total	$645,687	$1,774,141

A summary of supplemental information related to operating leases held for continuing operations were as follows:

	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$415,649	$754,386
Weighted average remaining lease term	1.86 years	4.43 years
Weighted average discount rate	6.56%	7.35%

The Company’s lease agreements do not have a discount rate that is readily determinable. The incremental borrowing rate is determined at lease commencement or lease modification and represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and an amount equal to the lease payments in a similar economic environment.

The following table summarized the maturity of lease liabilities held for continuing operations under operating leases as of June 30, 2026.

Operating Leases
For the remaining of the year ended December 31, 2026	$691,800
For the years ended December 31,
2027	513,185
2028	244,255
2029	72,997
Total lease payments	1,522,237
Less: imputed interest	88,568
Total	1,433,669
Less: current portion	890,338
Non-current portion	$543,331

A summary of lease cost of discontinued operations recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss were as follows:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Operating leases cost excluding short-term lease expenses	$-	$-
Short-term lease expenses	-	99,092
Total	$-	$99,092

A summary of supplemental information related to operating leases held for discontinued operations were as follows:

	June 30, 2026 (Unaudited)	June 30,2025 (Unaudited)
Cash paid for amounts included in the measurement of lease liabilities	$-	$32,353
Weighted average remaining lease term	-	0.50 years
Weighted average discount rate	-	-

No lease liabilities held for discontinued operations under operating leases as of June 30, 2026.

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

The 2025 Convertible Note bears interest at a rate of 8% per annum and matures on January 19, 2026, and further extended to January 19, 2027. At any time after the issuance date until the 2025 Convertible Note is no longer outstanding, the 2025 Convertible Note shall be convertible, in whole or in part, into shares of common stock at the option of the Holder, at a fixed conversion price of $0.10 per share (equivalent to $6.0 per share after giving effect to the reverse stock split effective on April 13, 2026), subject to adjustment for stock splits or combinations.

Between October 23, 2025 and December 31, 2025, $1,200,000 of principal under the 2025 Convertible Note was converted into 12,000,000 shares (equivalent to 200,000 shares after giving effect to the reverse stock split effective on April 13, 2026) of common stock. As of December 31, 2025, outstanding principal was $2,800,000.

The movement of Note during the six months ended June 30, 2026 and 2025 are as follows:

Liability component
As of December 31, 2024	$9,952,000
Convertible promissory notes issued during the period	-
Note amendment	1,756,137
Exercise	(1,214,708)
Fair value change recognized	(214,429)
As of June 30, 2025 (Unaudited)	$10,279,000

As of December 31, 2025	3,955,897
Convertible promissory notes issued during the period	-
Redemption of convertible promissory notes	-
Fair value change recognized	(1,332,520)
As of June 30, 2026 (Unaudited)	$2,623,377

The estimated fair value of and 2025 Convertible Note as of June 30, 2026 and June 30, 2025 was computed using a Binomial lattice model and a Monte Carlo Simulation Model, respectively, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement within the ASC 820 fair value hierarchy. The unobservable inputs utilized for measuring the fair value of the Note and 2025 Convertible Note reflect the Company’s assumptions about the assumptions what market participants would use in valuing the instruments  the respective measurement dates, including the Company’s historical stock price volatility, risk-free rates based on U.S. Treasury Strip yields, and yields of comparable debt instruments.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CONVERTIBLE PROMISSORY NOTE AND WARRANT (CONTINUED)

We determined the fair value by using the following key inputs to the Binomial Tree Model as of June 30, 2026 and December 31, 2025:

Fair Value Assumptions - Convertible Promissory Note	June 30, 2026 (Unaudited)	December 31, 2025
Face value principal payable	2,800,000	2,800,000
Original conversion price	$6.0 per share	$6.0 per share
Interest Rate	8.00%	8.00%
Expected term (years)	0.56	0.05
Volatility	46.80%	59.00%
Market yield (range)	24.34%	9.78%
Risk free rate	3.99%	0.76%
Issue date	October 23, 2025	October 23, 2025
Maturity date	January 19, 2027	January 19, 2026

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

The movement of warrants during the six months ended June 30, 2026 and 2025 are as follows:

	Investor warrants component		Placement agent warrants component
	Shares *	Amount	Shares *	Amount
As of December 31, 2024	14,504	$12,137,087	4,122	$3,455,829
Exercise of warrants	(14,504)	(12,487,838)	-	-
Fair value change recognized	-	350,751	-	968
As of June 30, 2025 (Unaudited)	-	$-	4,122	$3,456,797

As of December 31, 2025	-	$-	4,122	$3,457,055
Exercise of warrants	-	-	-	-
Fair value change recognized	-	-	-	(770)
As of June 30, 2026 (Unaudited)	-	$-	4,122	$3,456,285

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

The fair value for these two warrants were computed using the Binomial model with the following assumptions:

Fair Value Assumptions – Warrants	June 30, 2026 (Unaudited)	December 31, 2025
Expected term (years)	1.05	1.55
Volatility	49.10%	60.65%
Risk free rate	4.00%	3.52%
Expected expiry date	July 19, 2027	July 19, 2027

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

For the six months ended June 30, 2026 and 2025, the total share-based compensation expenses were comprised of the following:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
General and administrative expenses	$597,565	$1,285,083
Selling and marketing expenses	15,552	31,103
Research and development expenses	52,144	143,402
Total	$665,261	$1,459,588

A summary of share options activity for the six months ended June 30, 2026 and 2025 were as follows:

	Number of Share Options*	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Years	Aggregate Intrinsic Value $
Outstanding at December 31, 2024	28,884	828.2	3.65	-
Granted	-	-
Exercised	-	-
Forfeited	(265)	1,008.0
Expired	(1,160)	431.3
Outstanding at June 30, 2025 (Unaudited)	27,459	843.2	3.38	-

Outstanding at December 31, 2025	25,177	829.8	3.12	-
Granted	-	-
Exercised	-	-
Forfeited	(17)	1,008.0
Expired	(498)	1,008.0
Outstanding at June 30, 2026 (Unaudited)	24,662	826.0	2.80	-
Expected to vest at June 30, 2026 (Unaudited)	-	-		-
Exercisable as of June 30, 2026 (Unaudited)	24,662	805.6	2.80	-

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

	For the Six Months Ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Expected volatility	83.41%~86.57%	83.41%~86.57%
Expected dividends yield	0%	0%
Risk-free interest rate per annum	2.97%~3.01%	2.97%~3.01%
The fair value of underlying common stock (per share)	$1008.0	$1008.0

The expected volatility is calculated based on the annualized standard deviation of the daily return embedded in historical share prices of the Company. The risk-free interest rate is estimated based on the yield to maturity of US treasury bonds based on the expected term of the incentive shares.

As of June 30, 2026, there was no total unrecognized compensation cost from continuing operations related to unvested share options.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CONCENTRATIONS

Continuing operations

(a)	Customers

The following table sets forth information as to each customer that accounted for 10% or more of net revenue for continuing operation for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended
	June 30, 2026 (Unaudited)		June 30, 2025 (Unaudited)
Customer	Amount	% of Total	Amount	% of Total
A	$1,699,142	23%	$-	-
B	1,145,681	15%	-	-
C	-	-	3,501,527	41%
Total	$2,844,823	38%	$3,501,527	41%

The following table sets forth information as to each customer that accounted for 10% or more of total gross accounts receivable, held for continuing operation as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
Customer	Amount	% of Total	Amount	% of Total
D	$1,449,521	35%	$1,436,228	36%
E	1,023,912	25%	1,023,912	26%
Total	$2,473,433	60%	$2,460,140	62%

The following table sets forth information as to each customer that accounted for 10% or more of advance from customers, held for continuing operation as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
Customer	Amount	% of Total	Amount	% of Total
F	$1,513,927	27%	$-	-
G	850,828	15%	850,822	28%
H	828,746	15%	-	-
D	793,606	14%	793,606	26%
Total	$3,987,107	71%	$1,644,428	54%

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL NOTE 16 –

CONCENTRATIONS (CONTINUED)

(b)	Suppliers

For the six months ended June 30, 2026 and 2025, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s total purchases of continuing operation, were as follows:

	For the Six Months Ended,
	June 30, 2026 (Unaudited)		June 30, 2025 (Unaudited)
Supplier	Amount	% of Total	Amount		% of Total
A	$1,259,274	21%	$	*	*
B	1,147,726	19%		*	*
C	1,058,448	18%		*	*
D	675,611	11%		-	-
E	*	*		3,889,722	52%
Total	$4,141,059	69%		$3,889,722	52%

*	Indicates below 10%.

As of June 30, 2026 and December 31, 2025, the Company’s material suppliers, each of whom accounted for 10% or more of the Company’s accounts payable of continuing operation, were as follows:

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
Supplier	Amount	% of Total	Amount	% of Total
F	$612,563	13%	$1,056,351	19%
G	514,631	11%	656,121	12%
H	483,558	10%	*	*
I	*	*	687,529	12%
Total	$1,610,752	34%	$2,400,001	43%

*	Indicates below 10%.

The following table sets forth information as to each supplier that accounted for 10% or more of advance to suppliers, held for continuing operation as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026 (Unaudited)		As of December 31, 2025
Supplier	Amount	% of Total	Amount	% of Total
E	$3,408,229	32%	$2,613,964	29%
J	2,652,872	25%	2,573,966	28%
K	-	-	1,052,064	12%
Total	$6,061,101	57%	$6,239,994	69%

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

On July 22, 2022, Xiongjian Chen (the “Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, monetary damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023,the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued the order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed us that they do not intend to file a second amended complaint, which means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. The corporate defendants have since been dismissed, leaving the Company’s Chief Executive Officer, Wang, as the sole defendant. Under an executive indemnification agreement, the Company may, subject to its terms and applicable law, be required to cover certain defense costs and liabilities arising from claims related to Wang’s service. At the in-person conference on August 20, 2025, the Court ordered deadlines for completing various stages of discovery in the case, initially setting May 15, 2026 as the deadline for all fact discover. The schedule was later adjourned due to Wang’s change of counsel. On July 24, 2026, the parties advised the Court that a dispute over Plaintiff’s proposed spoliation interrogatories remained pending and that party depositions would begin after the related spoliation issues are resolved. The Company anticipate remote financial consequences will incur to the company.

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“CEGL”) demanding payment allegedly owed by CEGL to MHP in the amount of $1,767,516.91 for unpaid invoices and $3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, CEGL, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, CEGL filed a lawsuit against MHP for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing CEGL to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. Following the completion of discovery, the mediation scheduled for November 19, 2025 proceeded with counsel representing CEGL. No agreement was reached during the mediation session, and the parties did not engage in substantive settlement discussions. On July 17, 2026, MHP filed a motion for summary judgment seeking judgment on its breach of contract counterclaim in the amount of $1,767,516.91 and dismissal of CEGL’s claims. The motion remains pending before the Court.

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

On April 16, 2025, Shenzhen Jiangxin Automation Technology Co., Ltd. (“Jiangxin”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of equipment purchase price totaling RMB 170,555 plus accrued interest. Jiangxin claims that Ronda has failed to pay the remaining balance due under three Equipment Purchase Agreements signed during 2021 and 2022. On September 26, 2025, Ronda submitted its defense and counterclaim, asserting that Jiangxin had not fulfilled its contractual obligations, including the delivery of complete technical documents, installation and test run, and therefore the conditions for payment had not been satisfied. On June 29, 2026, the court issued a first-instance judgment, ordering Ronda to pay Jiangxin RMB 140,000 within ten days after the judgment becomes effective, while dismissing Jiangxin’s remaining claims, including its claim for accrued interest, and dismissing all of Ronda’s counterclaims. The first-instance judgment is subject to appeal and has not yet become final. The Company will continue to monitor the status of any appeal proceedings and enforcement of the judgment.

On December 2 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 5, 2026, Ronda filed a counterclaim against Hefu, seeking the return of previously paid mold development fees of RMB 730,680, plus interest, alleging that Hefu’s products had quality issues and failed to satisfy the contractual requirements. On January 7, 2026, the court organized a pre-trial mediation between the parties. On March 25, 2026, the court held a hearing. On April 22, 2026, the court issued a first-instance judgment ordering Ronda to pay Hefu RMB 476,314.20 in mold fees, plus overdue payment interest from December 11, 2025 until full payment, and rejected all of Ronda’s counterclaims. On May 6, 2026, Ronda filed an appeal seeking reversal of the first-instance judgment and support for its counterclaim for the return of previously paid mold development fees of RMB 730,680, plus interest. The second-instance hearing was held on August 11, 2026, but no judgment has been issued, and the court has granted the parties a two-month mediation period.

On March 4, 2026, American Quartz Group, Inc. (“AQGI”) filed an Unlawful Detainer action against Bison Motors Inc. (“Bison”) seeking possession of the premises. Bison subsequently filed a demurrer in response. On March 25, 2026, Bison filed a separate complaint against AQGI asserting claims including forcible detainer and conversion, seeking restoration of possession, return of inventory, and damages. On April 2, 2026, AQGI dismissed the Unlawful Detainer action. Bison’s separate action against AQGI remains pending, and Bison subsequently filed an ex parte application for temporary injunctive relief to restore its access to and use of the premises. Following a hearing held on May 12, 2026, the court granted Bison’s ex parte application and ordered AQGI not to interfere with Bison’s access to and use of the premises. On May 22, 2026, AQGI filed a new Unlawful Detainer action against Bison, seeking possession of the premises, past-due rent of US$148,413.12, daily damages, attorneys’ fees and forfeiture of the lease agreement. On June 12, 2026, Bison filed a demurrer to AQGI’s new Unlawful Detainer complaint, asserting that the underlying three-day notice was defective. Following a hearing held on July 17, 2026, the court overruled Bison’s demurrer and ordered Bison to file an answer to AQGI’s complaint by July 27, 2026. On July 27, 2026, Bison served its answer, denying AQGI’s material allegations, disputing the validity of the underlying three-day notice and asserting multiple affirmative defenses. AQGI’s new Unlawful Detainer action remains pending, and no trial date has been set.

On October 24, 2025, Ride Man LLC (“Ride Man”) filed a civil complaint against Cenntro Automotive Corporation and Cenntro, Inc. (collectively, the “Company”) in the Superior Court of New Jersey, Ocean County, alleging breach of warranty and violations of the New Jersey Consumer Fraud Act in connection with the purchase of certain commercial electric vehicles. Ride Man alleges that four Logistar 400 vehicles purchased from the Company were defective and failed to perform as warranted, and that the Company did not fulfill its repair and warranty obligations. The complaint seeks rescission of the purchase, refund of the purchase price, and recovery of related damages and costs. On April 29, 2026, the court entered defaults against both defendants. On July 17, 2026, the Company moved to vacate the defaults. The Company also sought dismissal of the disclaimed implied warranty claims and the insufficiently pleaded New Jersey Consumer Fraud Act claim. The motion is scheduled for consideration on August 14, 2026 and remains pending.

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

Zhongchai Holding (Hong Kong) Limited (“Zhongchai”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
Hangzhou Greenland Energy Technologies Co., Ltd.(“Greenland”)	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company
HEVI Corp.	An entity ultimately controlled by Peter Z. Wang, the CEO of the Company

CENNTRO INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

Related party transactions

During the six months ended June 30, 2026 and 2025, the Company had the following material related party transactions for the continuing operation.

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Accrual of interest expense of loan
Zhongchai	$29,387	$-

Interest expense to a related party
Zhongchai	-	16,042

Repayment of loans to a related party
Zhongchai	350,000	-

Interests-bearing loan from a related party
Zhongchai	-	1,000,000

Interests-bearing loan to a related party
Greenland	-	27,760

Prepayment of operating fund to a related party
Billy Rafael Romero Del Rosario (1)	-	25,378

Reimbursement from a related party
Billy Rafael Romero Del Rosario	-	88,646

Amounts due from Related Parties

The following table presents amounts due from related parties as of June 30, 2026 and December 31, 2025.

	June 30, 2026 (Unaudited)	December 31, 2025
Zhejiang RAP (1)	$12,618	$12,243
HEVI CORP. (2)	-	25,462
Total amounts due from a related party	12,618	37,705
Less: amounts due from a related party, held for discontinued operations	-	-
Amounts due from a related party, held for continuing operations	$12,618	$37,705

(1)	The balance mainly represents the interest income receivable from the related party.

(2)	The balance mainly represents the receivable from sales of spare parts from the related party, which was collected as of June 30, 2026.

Amounts due to a Related Party

The following table presents amounts due to a related party as of June 30, 2026 and December 31, 2025.

	June 30, 2026(Unaudited)	December 31, 2025
Zhongchai (1)	$569,062	$889,675
Total amounts due to a related party	569,062	889,675
Less: amounts due to a related party, held for discontinued operations	-	-
Amounts due to a related party, held for continuing operations	$569,062	$889,675

(1)
On April 15, 2025, Zhongchai entered into a loan agreement (the “Loan Agreement”) with the Company, which provides for the Company’s capacity to borrow up to $1.0 million as evidenced by a promissory note issued by the Company to the Lender dated as of April 15, 2025 (the “Promissory Note”). The Company intends to use the proceeds received from the Promissory Note for working capital purposes. The Promissory Note has a maturity date of April 14, 2026, and further extend to October 14, 2026, and accrues interest at a rate of 7.50% per annum. Both parties also made supplementary agreement that all advances provided prior to April 15, 2025 shall bear no interest.

NOTE 19 - COMMON STOCK

As of December 31, 2022, the issued and outstanding ordinary shares are 30,084,199 (equivalent to 501,403 shares after giving effect to the reverse stock split effective on April 13, 2026). During the year ended December 31, 2023, investor warrants were exercised via cashless option by the investors for 360,710 ordinary shares (equivalent to 6,012 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company. On September 1, 2023 the Company held its annual general meeting of shareholders where among other proposals, the shareholders of the Company did approve the consolidation of the common stock of the Company on a one-for-ten (1:10) basis with effect from December 8, 2023. 383,869 ordinary shares (equivalent to 6,398 shares after giving effect to the reverse stock split effective on April 13, 2026) were issued during the share consolidation. As of December 31, 2023, the issued and outstanding ordinary shares are 30,828,778 (equivalent to 513,813 shares after giving effect to the reverse stock split effective on April 13, 2026).

During the year ended December 31, 2024, investor warrants were exercised via cashless option by the investors for 37,819 ordinary shares (equivalent to 630 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company. With fractional shares of 17 (equivalent to 1 share after giving effect to the reverse stock split effective on April 13, 2026) issued due to reverse stock split, as of December 31, 2024, the issued and outstanding ordinary shares are 30,866,614 (equivalent to 514,444 shares after giving effect to the reverse stock split effective on April 13, 2026).

During the year ended December 31, 2025, investor warrants were exercised via cashless option by the investors for 14,655,367 ordinary shares (equivalent to 244,256 shares after giving effect to the reverse stock split effective on April 13, 2026) of the Company. 42,390,850 shares (equivalent to 706,514 shares after giving effect to the reverse stock split effective on April 13, 2026) were converted from convertible bonds convertible bonds. As of December 31, 2025, the issued and outstanding ordinary shares are 87,912,831 (equivalent to 1,465,214 shares after giving effect to the reverse stock split effective on April 13, 2026).

On April 13, 2026, the Company effected a 1-for-60 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every sixty (60) shares of the Company’s common stock were automatically combined into one (1) share of common stock, with 238 fractional shares rounded up to the nearest whole share.

On May 12, 2026, the Company completed an offshore private placement, issuing 1,000,000 shares of $0.0001 par common stock to five individual investors for aggregate gross proceeds of $3.93 million.

As of June 30, 2026, the issued and outstanding ordinary shares are 2,465,452.

On July 22, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, effective July 20, 2026, in connection of the increase of the authorized shares of common stock from 16,666,667 shares, par value $0.0001 per share, to 3,000,000,000 shares, par value $0.0001 per share, and preferred stock from 1,666,667 shares, par value $0.0001 per share, to 100,000,000 shares, par value $0.0001 per share (the “Capital Stock Increase”). No other changes were made to the Company’s Amended and Restated Certificate of Incorporation.

NOTE 20 - SUBSEQUENT EVENT

On July 22, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, effective July 20, 2026, in connection of the increase of the authorized shares of common stock from 16,666,667 shares, par value $0.0001 per share, to 3,000,000,000 shares, par value $0.0001 per share, and preferred stock from 1,666,667 shares, par value $0.0001 per share, to 100,000,000 shares, par value $0.0001 per share (the “Capital Stock Increase”). No other changes were made to the Company’s Amended and Restated Certificate of Incorporation.

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

Net revenues during the six months ended 2026 and 2025 were generated from (a) vehicles sales, which primarily represent net revenues from sales of Metro® vehicles (including vehicle kits), Logistar™ 200, Logistar™ 210, Logistar™ 260, Logistar™ 450, Antric®, Avantier™, Logistar™ 100, Clubcar and 1-ton Electric Flatbed Truck, (b) sales of ECV spare-parts related to our Metro® vehicles, and (c) other sales, which primarily were: (i) the sales of inventory of outsourced ECV batteries, and (ii) charges on services provided to channel partners for technical developments and assistance with vehicle homologation or certification.

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

Gain (loss) from long-term investments

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

Key Operating Metrics

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The following table sets forth our key performance indicators for the six months ended June 30, 2026 and 2025.

	Six Months ended June 30,
	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)
Gross margin of vehicle sales	8.15%	1.33%

Gross margin of vehicle sales. Gross margin of vehicle sales is defined as gross profit of vehicle sales divided by total revenue of vehicle sales.

Results of Operations

The following table sets forth a summary of our statements of operations for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Combined Statements of Operations Data:
Net revenues	6,221,822	6,406,918	7,433,982	8,549,976
Cost of goods sold	(5,809,002)	(6,425,822)	(6,784,034)	(8,247,353)
Gross profit (loss)	412,820	(18,904)	649,948	302,623
Operating Expenses:
Selling and marketing expenses	(670,974)	(227,580)	(965,241)	(1,004,297)
General and administrative expenses	(3,831,516)	(5,167,754)	(7,240,475)	(10,101,922)
Research and development expenses	(465,267)	(648,861)	(943,400)	(1,433,039)
Impairment loss	(1,902,577)	-	(1,902,577)	-
Provision for credit losses	(26,513)	(2,035,343)	(62,831)	(2,035,343)
Total operating expenses	(7,911,698)	(8,079,538)	(12,129,375)	(14,574,601)

Loss from operations	(7,498,878)	(8,098,442)	(11,479,427)	(14,271,978)

OTHER INCOME (EXPENSE):
Interest expense, net	(153,186)	(156,396)	(241,256)	(275,084)
Gain (loss) from long-term investments	4,263	3	(41)	(36)
Change in fair value of convertible promissory notes and derivative liability	1,098,426	(134,161)	1,333,290	(137,290)
Loss from Note Amendment	-	(1,756,137)	-	(1,756,137)
Gain from early termination of lease contract	-	-	-	1,138
Change in fair value of equity securities	-	259,565	-	516,277
Foreign currency exchange (loss) gain, net	(82,854)	567,141	(189,848)	971,332
Gain from disposal of Cenntro Electric CICS, SRL’s equity	-	1,157,556	-	1,157,556
Loss on deconsolidation of a subsidiary due to insolvency	(1,902,577)	-	(1,902,577)	-
Gain (loss) from cross-currency swaps	167	26,445	19,517	(9,695)
Other income (expense), net	733,427	(70,378)	583,588	225,214
Net loss from continuing operations before tax	(7,801,212)	(8,204,804)	(11,876,754)	(13,578,703)
Income tax benefit	122,143	15,408	135,068	27,040
Net loss from continuing operations	(7,679,069)	(8,189,396)	(11,741,686)	(13,551,663)
Discontinued operations
Loss from discontinued operations, net of tax	(2,935,552)	(1,705,812)	(2,795,767)	(2,009,202)
Net loss	(10,614,621)	(9,895,208)	(14,537,453)	(15,560,865)
Less: net loss attributable to non-controlling interests	(45,829)	(5,871)	(60,562)	(17,192)
Net loss attributable to the Company’s shareholders	(10,568,792)	(9,889,337)	(14,476,891)	(15,543,673)

Comparison of the Three and Six months ended June 30, 2026 and 2025

Net Revenues

The following table presents our net revenue components by amount and as a percentage of the total net revenues for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Net revenues:
Vehicle Sales	$4,706,282	75.6%	$6,078,798	94.9%	$5,320,493	71.6%	$7,890,062	92.3%
Spare-part sales	1,435,596	23.1%	259,222	4.0%	2,000,807	26.9%	430,037	5.0%
Other sales	79,944	1.3%	68,898	1.1%	112,682	1.5%	229,877	2.7%
Total net revenues	$6,221,822	100.0%	$6,406,918	100.0%	$7,433,982	100.0%	$8,549,976	100.0%

Net revenues for the six months ended June 30, 2026 were approximately $7.4 million, a decrease of approximately $1.1 million or 13.1% from approximately $8.5 million for the six months ended June 30, 2025. The decrease in net revenues in 2026 was primarily due to the decrease in vehicle sales of approximately $2.6 million, offset by the increase in spare-part sales by approximately $1.6 million due to the increase in sales of iChassis™. The net revenues in Europe market for the six months ended June 30, 2026 were approximately $2.9 million, a decrease of approximately $2.7 million from approximately $5.6 million for the six months ended June 30, 2025. While the net revenues in America market for the six months ended June, 2026 were approximately $1.8 million, representing an increase of approximately $0.9 million from approximately $1.0 million for the six months ended June 30, 2025.

Net revenues for the three months ended June 30, 2026 were approximately $6.2 million, a decrease of approximately $0.2 million or 2.9% from approximately $6.4 million for the three months ended June 30, 2025. The decrease in net revenues in 2026 was primarily due to the decrease in vehicle sales of approximately $1.4 million, offset by the increase in spare-part sales by approximately $1.2 million due to the increase in sales of iChassis™. The net revenues in Europe market for the three months ended June 30, 2026 were approximately $2.6 million, a decrease of approximately $2.3 million from approximately $4.9 million for the three months ended June 30, 2025. While the net revenues in America market for the three months ended June 30, 2026 were approximately $1.8 million, representing an increase of approximately $1.1 million from approximately $0.7 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, we sold 563 ECVs, including 10 fully assembled Metro® units, 132 fully assembled Logistar™ 100 units, 14 fully assembled Logistar™ 260 units, 4 fully assembled Teemak™ units, 141 fully assembled Logistar™ 210 units, 11 fully assembled Logistar™ 450 units, 231 fully assembled Avantier™ units, 8 Antric® units, 2 Clubcar units, and 10 fully assembled 1-ton Electric Flatbed Truck, compared with 559 ECVs for the six months end ed June 30, 2025, including 30 fully assembled Metro® units, 28 fully assembled Logistar™ 200 units, 58 fully assembled Logistar™ 100 units, 33 fully assembled Teemak™ units, 2 fully assembled Logistar™ 260 units, 1 fully assembled Logistar™ 400 units, 80 fully assembled Logistar™ 450 units, 7 fully assembled Logistar™ 210 units, 222 fully assembled Avantier™ units, 14 Antric® units, 57 Clubcar units, 21 fully assembled Seres 5 units,  5 fully assembled Joylong-A4 units and 1 fully assembled Joylong-EA6 units.

For the six months ended June 30, 2026, we also sold 183 iChassis™ units, other than the 563 ECVs.

For the three months ended June 30, 2026, we sold 506 ECVs, including 7 fully assembled Metro® units, 122 fully assembled Logistar™ 100 units, 1 fully assembled Teemak™ units, 134 fully assembled Logistar™ 210 units, 11 fully assembled Logistar™ 450 units, 224 fully assembled Avantier™ units, 5 Antric® units and 2 Clubcar units, compared with 430 ECVs for the three months ended June 30, 2025, including 10 fully assembled Metro® units, 21 fully assembled Logistar™ 200 units, 56 fully assembled Logistar™ 100 units, 1 fully assembled Teemak™ units, 1 fully assembled Logistar™ 400 units, 5 fully assembled Logistar™ 210 units, 191 fully assembled Avantier™ units, 7 Antric® units, 53 Clubcar units, 69 fully assembled Logistar™ 450 units and 16 fully assembled Seres 5 units.

For the three months ended June 30, 2026, we also sold 111 iChassis™ units, other than the 506 ECVs.

Geographically, the vast majority of our net revenues were generated from sales in European during the six months ended June 30, 2026. For the six months ended June 30, 2026, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 39.5%, 24.6%, 30.8% and 5.1%, respectively, compared to 65.8%, 11.2%, 22.6% and 0.4%, respectively for the corresponding period in 2025.

The vast majority of our net revenues were generated from vehicle sales in European during the three months ended June 30, 2026. For the three months ended June 30, 2026, net revenues from Europe, North America, Asia (including China) and Africa as a percentage of total revenues was 41.4%, 28.3%, 26.1% and 4.2%, respectively, compared to 76.8%, 10.9%, 11.8% and 0.5%, respectively for the corresponding period in 2025.

For the six months ended June 30, 2026, net revenues from vehicle sales in Europe and North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 48.1%, 33.6%, 11.2% and 7.1%, respectively, compared to 68.3%, 11.0%, 20.3% and 0.4%, respectively, for the corresponding period in 2025.

For the three months ended June 30, 2026, net revenues from vehicle sales in Europe and North America, Asia (including China) and Africa as a percentage of total vehicle net revenues was 48.0%, 36.6%, 9.9% and 5.5%, respectively, compared to 78.8%, 11.5%, 9.2% and 0.6%, respectively, for the corresponding period in 2025.

Cost of goods sold

The following table presents our cost of goods sold by amount and as a percentage of the total cost of goods sold for the periods presented.

	Three Months ended June 30,				Six Months ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
(Expressed in U.S. Dollars)	(Unaudited)				(Unaudited)
Cost of goods sold:
Vehicle Sales	$(3,670,174)	63.2%	$(5,217,636)	81.2%	$(4,170,610)	61.5%	$(6,833,600)	82.9%
Spare-part sales	(1,357,082)	23.4%	(184,363)	2.9%	(1,826,277)	26.9%	(310,763)	3.8%
Other sales	(65,237)	1.1%	(71,986)	1.1%	(70,638)	1.0%	(151,153)	1.8%
Inventory write-down	(716,509)	12.3%	(951,837)	14.8%	(716,509)	10.6%	(951,837)	11.5%
Total cost of goods sold	$(5,809,002)	100.0%	$(6,425,822)	100.0%	$(6,784,034)	100.0%	$(8,247,353)	100.0%

Cost of goods sold for the six months ended June 30, 2026 was approximately $6.8 million, a decrease of approximately $1.5 million or approximately 17.7% from approximately $8.2 million for the six months ended June 30, 2025.  The decrease of cost of vehicle sales was mainly caused by the decrease in the cost of vehicle sales of approximately $2.7 million, offset by the increase in the cost of spare-part sales of approximately $1.5 million.

Cost of goods sold for the three months ended June 30, 2026 was approximately $5.8 million, a decrease of approximately $0.6 million or approximately 9.6% from approximately $6.4 million for the three months ended June 30, 2025. The decrease of cost of vehicle sales was mainly caused by the decrease in the cost of vehicle sales of approximately $1.5 million, offset by the decrease in the cost of spare-part sales of approximately $1.2 million.

Gross Profit/(Loss)

Gross profit for the six months ended June 30, 2026 was approximately $0.6 million, an increase of approximately $0.3 million from approximately $0.3 million of gross profit for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, our overall gross margin was approximately 8.7% and 3.5%, respectively. Our gross margin of vehicle sales for the six months ended June 30, 2026 and 2025 was 8.1% and 1.3%, respectively. The increase of our overall gross profit was caused by the increase in the gross profit of our vehicle sales of approximately $0.3 million.

Gross profit for the three months ended June 30, 2026 was approximately $0.4 million, a change of approximately $0.4 million from approximately $0.02 million of gross loss for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, our overall gross margin was approximately 6.6% and negative 0.3%, respectively. Our gross margin of vehicle sales for the three months ended June 30, 2026 and 2025 was 6.8% and negative 1.5%, respectively. The increase of our overall gross profit was caused by the increase in the gross profit of our vehicle sales of approximately $0.4 million.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2026 were approximately $1.0 million, which remained stable compared with approximately $1.0 million for the six months ended June 30, 2025.

Selling and marketing expenses for the three months ended June 30, 2026 were approximately $0.7 million, an increase of approximately $0.4 million or approximately 194.8% from approximately $0.3 million for the three months ended June 30, 2025. The increase in selling and marketing expenses in 2026 was primarily due to the increase in freight expenses of approximately $0.4 million, resulting from higher customer shipment volumes.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2026 were approximately $7.2 million, a decrease of approximately $2.9 million or approximately 28.3% from approximately $10.1 million for the six months ended June 30, 2025. The decrease in general and administrative expenses in 2026 was primarily attributed to a decrease in salary and social insurance, leasing cost, and share-based compensation of approximately $0.5 million, $1.1 million, and $0.7 million, respectively,  reflecting the Company’s ongoing cost optimization initiatives.

General and administrative expenses for the three months ended June 30, 2026 were approximately $3.8 million, a decrease of approximately $1.3 million or approximately 25.9% from approximately $5.2 million for the three months ended June 30, 2025. The decrease in general and administrative expenses in 2026 was primarily attributed to a decrease in leasing cost and share-based compensation of approximately $0.6 million and $0.6 million, respectively, reflecting the Company’s ongoing cost optimization initiatives.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 were approximately $0.9 million, a decrease of approximately $0.5 million or approximately 34.2% from approximately $1.4 million for the six months ended June 30, 2025. The decrease in research and development expenses in 2026 was primarily attributed to the decrease in salary expense and share-based compensations of approximately $0.4 million and $0.1 million, respectively.

Research and development expenses for the three months ended June 30, 2026 were approximately $0.5 million, a decrease of approximately $0.2 million or approximately 28.3% from approximately $0.6 million for the three months ended June 30, 2025. The decrease in research and development expenses in 2026 was primarily attributed the decrease in salary expense and share-based compensations of approximately $0.1 million and $0.1 million respectively.

Interest expense, net

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $0.2 million for the six months ended June 30, 2026, representing a decrease of approximately $0.1 million compared to the approximately $0.3 million in interest expenses for the six months ended June 30, 2025.

Interest expense, net, mainly consists of interest expense on convertible bonds, offset by the interest income from deposit, short-term investment and unpaid purchases from HWE. Net interest expense was approximately $0.2 million for the three months ended June 30, 2026, which was relatively stable compared to the approximately $0.2 million in interest expenses for the three months ended June 30, 2025.

Other income (expense), net

Other income, net for the six months ended June 30, 2026 was approximately $0.6 million, representing an increase of approximately $0.4 million compared to approximately $0.2 million of other income, net for the six months ended June 30, 2025. The increase of other income in 2026 compared to 2025 was primarily attributable to the increase in income from early termination and modification of lease of approximately $0.8 million, and partially offset by lawsuit compensation of Sevic litigation of $0.2 million and loss on liquidation of $0.2 million.

Other income, net for the three months ended June 30, 2026 was approximately $0.7 million, representing a change of approximately $0.7 million compared to approximately $0.07 million of other expense, net for the three months ended June 30, 2025. The change of other expense in 2026 compared to 2025 was mainly attributable to the increase in income from early termination and modification of lease of approximately $0.8 million and the increase in income on disposal of PPE of approximately $0.1 million.

Change in fair value of convertible promissory notes and derivative liability

A gain in change in fair value of convertible promissory notes and derivative liability for the six months ended June 30, 2026 was approximately $1.3 million, and a loss in change in fair value of convertible promissory notes and derivative liability for the six months ended June 30, 2025 was approximately $0.1 million, respectively.

A gain in change in fair value of convertible promissory notes and derivative liability for the three months ended June 30, 2026 was approximately $1.1 million, and a loss in change in fair value of convertible promissory notes and derivative liability for the three months ended June 30, 2025 was approximately $0.1 million, respectively.

Change in fair value of equity securities

A gain from the change in fair value of equity securities for the six months ended June 30, 2026 and 2025 was approximately nil and $0.5 million, respectively.

A gain from the change in fair value of equity securities for the three months ended June 30, 2026 and 2025 was approximately nil and $0.3 million, respectively.

Loss from Note Amendment

A loss from Note Amendment for the six months ended June 30, 2026 and 2025 was nil and approximately $1.8 million, respectively.

A loss from Note Amendment for the three months ended June 30, 2026 and 2025 was nil and approximately $1.8 million, respectively.

Gain from disposal of Cenntro Electric CICS, SRL’s equity

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the six months ended June 30, 2026 and 2025 was nil and approximately $1.2 million, respectively.

A gain from disposal of Cenntro Electric CICS, SRL’s equity for the three months ended June 30, 2026 and 2025 was nil and approximately $1.2 million, respectively.

Loss on deconsolidation of a subsidiary due to insolvency

Loss on deconsolidation of a subsidiary due to insolvency for the six months ended June 30, 2026 and 2025 was approximately $1.9 million and nil, respectively, which was resulting from the liquidation of Antric.

Loss on deconsolidation of a subsidiary due to insolvency for the three months ended June 30, 2026 and 2025 was approximately $1.9 million and nil, respectively, which was resulting from the liquidation of Antric.

Non-GAAP Financial Measures

Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025

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

The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)		(Unaudited)
Net loss	$(10,614,621)	$(9,895,208)	$(14,537,453)	$(15,560,865)
Interest expense, net	153,186	156,396	241,256	275,084
Income tax benefit	(122,143)	(15,408)	(135,068)	(27,040)
Depreciation and amortization	555,521	555,647	1,079,283	1,105,925
Share-based compensation expense	-	719,937	665,261	1,459,588
Change in fair value of convertible promissory notes and derivative liability	(1,098,426)	134,161	(1,333,290)	137,290
Loss on deconsolidation of a subsidiary due to insolvency	1,902,577	-	1,902,577	-
Loss from Note Amendment	-	1,756,137	-	1,756,137
Adjusted EBITDA	$(9,223,906)	$(6,588,338)	$(12,117,434)	$(10,853,881)

B. Liquidity and Capital Resources

We have historically funded working capital and other capital requirements primarily through bank loans, equity financings and short-term loans. Also, the reverse recapitalization we have completed at the end of December 2021  and in the mid-April 2026 provided significant funding for the Company’s operations. Our Cash is required primarily to purchase raw materials, and pay salaries, office expenses and other operating expenses.

As of June 30, 2026 we had approximately $4.3 million in cash and cash equivalents and approximately $1.5 million of accounts receivables as compared to approximately $6.0 million in cash and cash equivalents and $3.2 million in accounts receivable as of June 30, 2025. For the six months ended June 30, 2026 and 2025, net cash used in operating activities was approximately $5.5 million and $9.4 million, respectively.

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

We intend to further expand our technology through continued investment in research and development. Since inception in 2013 through June 30, 2026, we have spent over approximately $97.7 million in research and development activities related to our operations. We plan to increase our research and development expenditure over the long term as we build on our technologies in vehicle development, driving control, cloud-based platforms, and innovations for promoting sustainable energy.

For our long-term business plan, we plan to fund current and future planned operations mainly through cash on hand, cash flow from operations, lines of credit and additional equity and debt financings to the extent available on commercially favorable terms.

Working Capital

As of June 30, 2026, our working capital was approximately $16.4 million, as compared to a working capital of approximately $19.0 million as of December 31, 2025. The approximately $2.5 million decrease in working capital during 2026 was primarily due to (i) the decrease in inventories, net and assets held for sale, current of $3.5 million and $2.7 million;(ii) increase in accrued expenses and other current liabilities and contractual liabilities of $2.3 million and $2.7 million; and partially offset by (i) the increase in prepayment and other current assets of approximately $2.2 million, and (ii) the decrease in accounts payable, short-term loans, convertible promissory notes and current portion of long-term loans, operating lease liabilities, current and liabilities held for sale, current of $0.8 million, $1.3 million, $1.3 million, $0.5 million and $2.1 million.

Cash Flow

	Six Months Ended June 30,
	2026	2025
(Expressed in U.S. Dollars)	(Unaudited)
Net cash used in operating activities	$(5,520,152)	$(9,360,191)
Net cash provided by (used in) investing activities	80,456	(601,069)
Net cash provided by financing activities	5,028,300	2,934,554
Effect of exchange rate changes on cash, cash equivalents and restricted cash	126,120	157,307
Net decrease in cash, cash equivalents, and restricted cash	(285,276)	(6,869,399)
Cash and cash equivalents, and restricted cash at beginning of the period-continuing	4,638,328	12,820,459
Cash and cash equivalents, and restricted cash at beginning of the period-discontinued	48,863	140,029
Cash and cash equivalents, and restricted cash at end of the period - continuing	4,401,915	6,085,569
Cash and cash equivalents, and restricted cash at end of the period - discontinued	$-	$5,520

Operating Activities

Our net cash used in operating activities was approximately $5.5 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash used in operating activities for the six months ended June 30, 2026 was primarily attributable to (i) our net loss of approximately $14.5 million and adjusted for non-cash items of approximately $5.5 million, which primarily consisted of loss from liquidation of discontinued operations, impairment loss, share based compensation expense , depreciation and amortization, amortization of operating lease right-of-use asset and loss in change in fair value of convertible promissory notes and derivative liability of approximately $4.5 million, $2.9 million, $0.7 million, $1.1 million, $0.6 million and $1.3 million, respectively, (ii) the decrease in inventories and contractual liabilities, of approximately $2.8 million, and $2.6 million, respectively, (iii) increase in prepayment and other current assets, accounts payable, accrued expense and other current liabilities and of approximately $1.0 million , $0.9 million, and $2.5 million, respectively.

Investing Activities

Net cash provided by investing activities was approximately $0.1 million for the six months ended June 30, 2026. Net cash provided by investing activities for the six months ended June 30, 2026 was primarily attributable to proceeds from disposal of property, plant and equipment and repayment of loans by third parties of approximately $0.1 million and $0.1 million, respectively, and offset by purchase of property, plant and equipment of approximately $0.1 million.

Financing Activities

Net cash provided by financing activities was approximately $5.0 million for the six months ended June 30, 2026. Net cash provided by financing activities for the six months ended June 30, 2026 was primarily attributable to proceeds from loans proceed from third parties and proceeds from bank loans of approximately $4.4 million and $2.3 million, and partially offset by repayment to bank loan of approximately $1.3 million.

Contractual Obligations

For a discussion of material contractual obligations and commitments, see Note 17 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this report.

For a discussion of other contractual commitments, including bank loans and third-party loan repayment obligations, see Note 11 “Short-term and Long-term Bank Loans”  and Note 10 “Accrued Expenses and Other Current Liabilities” to our unaudited condensed consolidated financial statements.

We lease offices space under non-cancellable operating leases. As of June 30, 2026, the minimum future commitments under these agreements are as follows.

	Less than one year	One to three years	Total
Operating lease obligations	691,800	830,437	1,522,237
Total	691,800	830,437	1,522,237

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, the reported amounts of revenue and expenses during the reporting period and the related disclosures in the unaudited condensed consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in “Note 2—Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements for the six months ended June 30, 2026, included elsewhere in this Quarterly Report, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

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

Our financial assets subject to the current expected credit loss (“CECL”) model mainly include accounts receivable, certain receivable components within other current assets and other non-current assets and debt security investments.

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

Currency-cross swap were classified within Level 1 of the fair value hierarchy because they were valued using quoted prices in active markets. Our debt security investments are classified within Level 3 of the fair value hierarchy. As the counterparty that issued the subject debt security held by the Company(“the Issuer”) is not yet listed and there are no similar companies in the market at the same stage of development for comparison, the Issuer is difficult to value, and the valuation is not considered reliable. Therefore, the Company develop own assumption by future cash flow forecast, which contains principle paid and interests accrued.

The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company has elected to apply the fair value option to: i) convertible promissory notes payable due to the complexity of the various conversion and settlement options available to notes holders; and ii) currency-cross swap, which was recognized as derivative financial instruments in short-term investments.

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

The Company acts as a principal in the revenue generating process and should recognize revenue on a gross basis. Revenues are measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Consideration is recorded net of sales returns and VAT. Sales returns is estimated based on historical experiences, which were insignificant for the six months ended June 30, 2026 and 2025. The consideration is fixed, with no variable consideration. All transactions are settled in cash within the normal credit period, and there is no financing component.

Shipping and handling costs for product shipments occur prior to the customer obtaining control of the goods are accounted for as fulfilment costs rather than separate performance obligations and recorded as sales and marketing expenses.

The following table disaggregates the Company’s revenues by product line for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Vehicles sales	$5,307,845	$7,976,499
Spare-parts sales	2,000,807	505,779
Other service income	112,682	229,877
Net revenues	7,421,334	8,712,155
Less: Net revenues, discontinued operation	12,648	(162,179)
Net revenues, continuing operation	$7,433,982	$8,549,976

The Company’s revenues are derived from Europe, Asia and America. The following table sets forth disaggregation of revenue by customer location.

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Primary geographical markets
Europe	$2,922,570	$5,786,495
Asia	2,290,151	1,931,593
America	1,829,902	960,227
Others	378,711	33,840
Net revenues	7,421,334	8,712,155
Less: Net revenues, discontinued operation	12,648	(162,179)
Net revenues, continuing operation	$7,433,982	$8,549,976

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product. Accounts receivable represent revenue recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. For the six months ended June 30, 2026 and 2025, the Company recognized $365,239 and $568,035 revenue that was included in contractual liabilities as of January 1, 2026 and 2025, respectively.

The following table provided information about receivables and contract liabilities from contracts with customers:

	June 30, 2026	December 31, 2025
	(Unaudited)
Accounts receivable, net	$1,492,819	$1,426,094
Less: accounts receivable, net, held for discontinued operation	-	(144,856)
Accounts receivable, net, held for continuing operation	1,492,819	1,281,238

Contract liabilities	$5,679,876	$3,106,185
Less: contract liabilities, held for discontinued operation	-	(84,641)
Contract liabilities, held for continuing operation	5,679,876	3,021,544

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

 In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update improve interim financial reporting by clarifying and simplifying certain disclosure requirements and aligning interim reporting with existing annual disclosure requirements in specific areas. The amendments are intended to reduce complexity while maintaining decision-useful information for investors. The Company is currently evaluating the impact of adopting this standard on its unaudited condensed consolidated financial statements and related disclosures and expects to adopt the guidance when it becomes effective for the Company.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures was not effective as of June 30, 2026, due to material weaknesses in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that have been previously identified but continue to exist. See Part II, Item 9A of the 2025 Form 10-K for additional information.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first half of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. While management has taken steps to remediate these control weaknesses, the material weaknesses are still unresolved. Consequently, our internal control over financial reporting was not effective as of June 30, 2026.

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

On July 22, 2022, Xiongjian Chen (“Plaintiff”) filed a complaint against Cenntro Electric Group Limited (“CENN”), Cenntro Automotive Group Limited (“CAG”), Cenntro Enterprise Limited (“CEL”) and Peter Z. Wang (“Wang,” together with CENN, CAG and CEL, the “Defendants”) in the United States District Court for the District of New Jersey. The complaint alleges eleven causes of action sounding in contract and tort against the Defendants, all pertaining to stock options issued to Mr. Chen pursuant to his employment as Chief Operating Officer of CAG. With respect to the four contract claims, Plaintiff alleges breach of contract claims pertaining to an employment agreement between Plaintiff and CAG and a purported letter agreement between Plaintiff and CEL. With respect to the seven tort claims, Plaintiff alleges claims regarding purported misrepresentations and promises made concerning the treatment of Plaintiff’s stock options upon a corporate transaction, including claims for tortious interference, fraud, promissory estoppel, negligent misrepresentation, unjust enrichment and conversion. The complaint seeks, among other things, money damages (including compensatory and consequential damages) in the amount of $19 million, plus interest, attorneys’ fees and expenses. Defendants moved to dismiss the complaint against all Defendants for failure to state a claim and for lack of personal jurisdiction over defendants CAG and CEL. On April 30, 2023, the District Court dismissed the claims against CAG and CEL for lack of personal jurisdiction. In addition, the District Court dismissed all the claims against Wang and CENN without prejudice and permitted the Plaintiff to amend his complaint within 30 days to address the deficiencies in his claims against Wang and CENN. On May 28, 2023, Plaintiff filed an amended complaint. On July 20, 2023 the Defendants filed a motion seeking the dismissal of that amended complaint. On September 22, 2023,the Plaintiff filed to oppose our Motion to Dismiss and Motion to Strike. The Defendants filed our reply briefs by the deadline on November 9, 2023. On January 25, 2024, the Magistrate Judge entered an Order granting Plaintiff’s Motion to Amend and denying our Motion to Strike as moot. On November 12, 2024, District Court issued an Order, dismissing Plaintiff’s all claims except with respect to the promissory estoppel claim against Peter Wang. On November 26, 2024, the defendants filed a Motion for Reconsideration of the Court’s denial of Cenntro’s Motion to Dismiss Plaintiff’s promissory estoppel claim against Peter Wang. Concurrently, on same date Plaintiff moved for reconsideration of the Court’s decision to dismiss the case as against CAG for lack of personal jurisdiction. On December 30, 2024, the Defendant filed a Reply in Further Support of Peter Wang’s Motion for Reconsideration, which, in accordance with the Court’s practices, was filed as part of a Motion for Leave to File a Reply Brief, against which the Plaintiff filed an Opposition on January 17, 2025. On May 30, 2025, the Court issued an order denying both sides’ respective motions for reconsideration. On June 10, 2025, Plaintiff’s counsel informed the Company that they do not intend to file a second amended complaint, which we believe means that CAC, CAG, CEL and CENN will be dismissed from the case; and that the case will proceed to discovery solely on Plaintiff’s one claim against Wang for promissory estoppel. The corporate defendants have since been dismissed, leaving the Company’s Chief Executive Officer, Wang, as the sole defendant. Under an executive indemnification agreement, the Company may, subject to its terms and applicable law, be required to cover certain defense costs and liabilities arising from claims related to Wang’s service. On July 14, 2025, Wang filed his answer to Plaintiff’s first amended complaint. At the in-person conference on August 20, 2025, the Court ordered deadlines for completing various stages of discovery in the case, initially setting May 15, 2026 as the deadline for all fact discovery. The schedule was later adjourned due to Wang’s change of counsel. On July 24, 2026, the parties advised the Court that a dispute over Plaintiff’s proposed spoliation interrogatories remained pending and that party depositions would begin after the related spoliation issues are resolved. The Company anticipate remote financial consequences will be incurred by the Company.

On January 2, 2024, MHP Americas, Inc. (“MHP”), through counsel, sent a letter to Cenntro Electric Group Limited (“CEGL”) demanding payment allegedly owed by CEGL to MHP in the amount of $1,767,516.91 for unpaid invoices and $3,289,500 for total contract invoices and milestone payments for alleged breaches in connection with the parties’ August 8, 2022, Master Consulting Services Agreement and/or March 9, 2023, Statement of Work. On January 12, 2024, CEGL, through counsel, responded to the letter denying any breach and disputing the amounts claimed.

On April 10, 2024, CEGL filed a lawsuit against MHP for breach under the Master Consulting Services Agreement and SAP S/4HANA SOW by failure to properly implement the SAP S/4HANA globally as set forth in those contracts, and for breach of implied covenants of good faith and fair dealing, causing CEGL to suffer significant damages; and demanded a jury trial on all issues which are triable. Under this claim, CEGL is seeking for a remittance of $512,226 paid to date and a recission of the remaining contract with MHP. The litigation was removed to Federal Court on May 7, 2024 where it is pending. Following the completion of discovery, the mediation scheduled for November 19, 2025 proceeded with counsel representing CEGL. No agreement was reached during the mediation session, and the parties did not engage in substantive settlement discussions. On July 17, 2026, MHP filed a motion for summary judgment seeking judgment on its breach of contract counterclaim in the amount of $1,767,516.91 and dismissal of CEGL’s claims. The motion remains pending before the Court.

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

On April 16, 2025, Shenzhen Jiangxin Automation Technology Co., Ltd. (“Jiangxin”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of equipment purchase price totaling RMB 170,555 plus accrued interest. Jiangxin claims that Ronda has failed to pay the remaining balance due under three Equipment Purchase Agreements signed during 2021 and 2022. On September 26, 2025, Ronda submitted its defense and counterclaim, asserting that Jiangxin had not fulfilled its contractual obligations, including the delivery of complete technical documents, installation and test run, and therefore the conditions for payment had not been satisfied. On June 29, 2026, the court issued a first-instance judgment, ordering Ronda to pay Jiangxin RMB 140,000 within ten days after the judgment becomes effective, while dismissing Jiangxin’s remaining claims, including its claim for accrued interest, and dismissing all of Ronda’s counterclaims. The first-instance judgment is subject to appeal and has not yet become final. The Company will continue to monitor the status of any appeal proceedings and enforcement of the judgment.

On December 2 2025, Wuxi Hefu Metal Products Technology Co., Ltd. (“Hefu”) filed a lawsuit with the People’s Court of Yuhang District, Hangzhou, against Hangzhou Ronda Tech Co., Limited (“Ronda”), seeking payment of mold development fees totaling RMB 476,314.2 plus accrued interest. Hefu alleges that under the Automotive Parts Product Development Agreement and its supplementary agreement signed on September 20, 2022, it completed the development and delivery of the molds in accordance with the contractual requirements, but Ronda failed to pay the remaining balance of the mold development fees. Hefu further applied for property preservation, and on December 15, 2025, the court issued a ruling to freeze Ronda’s bank deposits in the amount of RMB 476,314.2 or seize other assets of equivalent value. On January 5, 2026, Ronda filed a counterclaim against Hefu, seeking the return of previously paid mold development fees of RMB 730,680, plus interest, alleging that Hefu’s products had quality issues and failed to satisfy the contractual requirements. On January 7, 2026, the court organized a pre-trial mediation between the parties. On March 25, 2026, the court held a hearing. On April 22, 2026, the court issued a first-instance judgment ordering Ronda to pay Hefu RMB 476,314.20 in mold fees, plus overdue payment interest from December 11, 2025 until full payment, and rejected all of Ronda’s counterclaims. On May 6, 2026, Ronda filed an appeal seeking reversal of the first-instance judgment and support for its counterclaim for the return of previously paid mold development fees of RMB 730,680, plus interest. The second-instance hearing was held on August 11, 2026, but no judgment has been issued, and the court has granted the parties a two-month mediation period.

On March 4, 2026, American Quartz Group, Inc. (“AQGI”) filed an Unlawful Detainer action against Bison Motors Inc. (“Bison”) seeking possession of the premises. Bison subsequently filed a demurrer in response. On March 25, 2026, Bison filed a separate complaint against AQGI asserting claims including forcible detainer and conversion, seeking restoration of possession, return of inventory, and damages. On April 2, 2026, AQGI dismissed the Unlawful Detainer action. Bison’s separate action against AQGI remains pending, and Bison subsequently filed an ex parte application for temporary injunctive relief to restore its access to and use of the premises. Following a hearing held on May 12, 2026, the court granted Bison’s ex parte application and ordered AQGI not to interfere with Bison’s access to and use of the premises. On May 22, 2026, AQGI filed a new Unlawful Detainer action against Bison, seeking possession of the premises, past-due rent of US$148,413.12, daily damages, attorneys’ fees and forfeiture of the lease agreement. On June 12, 2026, Bison filed a demurrer to AQGI’s new Unlawful Detainer complaint, asserting that the underlying three-day notice was defective. Following a hearing held on July 17, 2026, the court overruled Bison’s demurrer and ordered Bison to file an answer to AQGI’s complaint by July 27, 2026. On July 27, 2026, Bison served its answer, denying AQGI’s material allegations, disputing the validity of the underlying three-day notice and asserting multiple affirmative defenses. AQGI’s new Unlawful Detainer action remains pending, and no trial date has been set.

On October 24, 2025, Ride Man LLC (“Ride Man”) filed a civil complaint against Cenntro Automotive Corporation and Cenntro, Inc. (collectively, the “Company”) in the Superior Court of New Jersey, Ocean County, alleging breach of warranty and violations of the New Jersey Consumer Fraud Act in connection with the purchase of certain commercial electric vehicles. Ride Man alleges that four Logistar 400 vehicles purchased from the Company were defective and failed to perform as warranted, and that the Company did not fulfill its repair and warranty obligations. The complaint seeks rescission of the purchase, refund of the purchase price, and recovery of related damages and costs. On April 29, 2026, the court entered defaults against both defendants. On July 17, 2026, the Company moved to vacate the defaults. The Company also sought dismissal of the disclaimed implied warranty claims and the insufficiently pleaded New Jersey Consumer Fraud Act claim. The motion is scheduled for consideration on August 14, 2026 and remains pending.

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

On May 12, 2026, the Company entered into a securities purchase agreement with certain accredited investors, which was amended by the first amendment to the securities purchase agreement, dated May 19, 2026, pursuant to which the Company agreed to issue and sell, in a private placement (the “Private Placement”), an aggregate of 1,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price of $3.93 per share, for gross proceeds of approximately $3,930,000.

The Private Placement closed on June 2, 2026. The Common Stock were issued and sold by the Company to the investors in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation S promulgated thereunder for transactions not involving a public offering. Each investor was required to represent that it is not a “U.S. person” in accordance with Regulation S in the case of the Common Stock sold outside the United States. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with the issuance and sale of Common Stock described in this section.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2026, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

Regained Compliance with Nasdaq Minimum Bid Price Requirement

On April 27, 2026, the Company received formal written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has regained compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and that this matter is now closed.

Increase of Authorized Shares of Common Stock

On July 22, 2026, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, effective July 20, 2026, in connection of the increase of the authorized shares of common stock from 16,666,667 shares, par value $0.0001 per share, to 3,000,000,000 shares, par value $0.0001 per share, and preferred stock from 1,666,667 shares, par value $0.0001 per share, to 100,000,000 shares, par value $0.0001 per share. No other changes were made to the Company’s Amended and Restated Certificate of Incorporation.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38544, filed with the SEC on July 28, 2026).

3.2
Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-38544, filed with the SEC on April 15, 2026).

3.3
Certificate of Amendment to Amended and Restated Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-38544, filed with the SEC on April 15, 2026).

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

Dated: August 14, 2026.

CENNTRO INC.

	By:	/s/ Peter Z. Wang
Peter Z. Wang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward Ye
Edward Ye
Chief Financial Officer
(Principal Accounting Officer)